Form 10-K
period 1993-12-31
LA QUINTA INNS INC
filed 1994-03-23
CIK 278243

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                            -------------------------
                                    FORM 10-K

(Mark One)
/x/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934  (FEE REQUIRED)

                   For the fiscal year ended December 31, 1993

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934  (NO FEE REQUIRED)
              For the transition period from _____________________

                           Commission File No. 1-7790

                              LA QUINTA INNS, INC.
             (Exact name of registrant as specified in its charter)

                  TEXAS                                74-1724417
        (State of Incorporation)         (I.R.S. Employer Identification Number)

              WESTON CENTRE                            78299-2636
          112 EAST PECAN STREET                        (Zip Code)
              P.O. BOX 2636
           SAN ANTONIO, TEXAS
 (Address of principal executive office)

      Registrant's telephone number, including area code:   (210) 302-6000
           Securities registered pursuant to Section 12(b) of the Act:

           Title of Each Class         Name of Each Exchange on Which Registered
           -------------------         -----------------------------------------
              Common Stock                   New York Stock Exchange, Inc.
            ($.10 par value)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES     X           NO
                        ---------           ----------


          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (X)

          The aggregate market value of the voting stock held by non-affiliates of registrant as of February 28, 1994 was $420,847,410. As of February 28, 1994, there were 32,111,364 shares of registrant's Common Stock issued and 30,378,497 such shares outstanding, giving effect for the three for two stock split in March 1994.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the following document are incorporated by reference into the designated parts of this Form 10-K: definitive Proxy Statement, dated on or about April 15, 1994 relating to Registrant's 1994 Annual Meeting of Shareholders (in Part III), which Registrant intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 FORM 10-K INDEX

                                     PART I

                                                                            PAGE
                                                                            ----
Item 1.        Business. . . . . . . . . . . . . . . . . . . . . . . . .      3

Item 2.        Properties. . . . . . . . . . . . . . . . . . . . . . . .      7

Item 3.        Legal Proceedings . . . . . . . . . . . . . . . . . . . .     10

Item 4.        Submission of Matters to a Vote of  Security Holders. . .     11

                                     PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters . . . . . . . . . . . . . . . . . . . . . . . . .     11

Item 6.        Selected Financial Data . . . . . . . . . . . . . . . . .     12

Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . .     13

Item 8.        Financial Statements and Supplementary Data . . . . . . .     21

Item 9.        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure. . . . . . . . . . . . . . . . .     46

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant. . . .     46

Item 11.       Executive Compensation. . . . . . . . . . . . . . . . . .     47

Item 12.       Security Ownership of Certain Beneficial Owners and
               Management  . . . . . . . . . . . . . . . . . . . . . . .     47

Item 13.       Certain Relationships and Related Transactions. . . . . .     47

                                   PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .     47

Signatures     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     51

                                     PART I

ITEM 1.        BUSINESS

       La Quinta Inns, Inc. ("La Quinta" or the "Company") is a leader in the upper economy segment of the lodging market. Founded in 1968, the La Quinta chain's 221 inns are located in 29 states with concentrations in Texas, Florida and California. As of January 31, 1994, the Company owned interests in and operated all but one of its inns. The Company maintains a minority interest in nine inns which it manages pursuant to long-term management contracts and has one licensed inn.

       La Quinta is incorporated under the laws of Texas and maintains its executive offices at Weston Centre, 112 East Pecan Street, P.O. Box 2636, San Antonio, Texas 78299-2636, telephone (210) 302-6000.

PRODUCT

       La Quinta inns appeal to guests who desire high-quality rooms and convenient locations at attractive prices and whose needs do not include banquet and convention facilities, in-house restaurants, cocktail lounges or room service. As a result of the cost savings associated with the elimination of these management intensive facilities and services, the Company believes it is able to offer its guests an excellent value -- convenient locations and room quality comparable to mid-priced full service hotels at a lower price.

       La Quinta inns contain an average of 130 spacious, quiet and comfortably furnished rooms with an average of 300 square feet. Each inn features a choice of rooms for non-smokers and smokers, complimentary continental breakfast, free unlimited local telephone calls, remote-control television with Showtime or The Movie Channel, telecopy services, same day laundry and dry cleaning service, 24-hour front desk and message service and free parking. La Quinta inns are generally located near interstate highways, major traffic arteries or destination areas such as airports and convention centers. Food service to La Quinta guests generally is provided by adjacent free-standing restaurants.

       La Quinta's strategy is to continue its growth as a high-quality provider in the upper economy segment of the hotel industry, focusing on enhancing revenues, cash flow and profitability. Specifically, the Company's strategy centers upon:

               CONTINUED FOCUS ON UPPER ECONOMY SEGMENT - The upper economy segment of the lodging industry is characterized by inns that provide for the basic needs of cost-conscious business travelers who desire high-quality rooms and convenient locations. Because the Company competes primarily in the upper economy segment, management's attention is totally focused on meeting the needs of La Quinta's target customers. The upper economy segment is one of the fastest growing segments in the lodging industry, growing over 5% annually, since 1989.

               LA QUINTA MANAGEMENT OF INNS - In contrast to many of its competitors, La Quinta manages and has ownership interests in virtually all of its inns. La Quinta manages all but one of the 221 inns in the chain. At January 31, 1994, the Company owned 100% of 166 inns and 40% or more of an additional 45.
               As a result, the Company believes it is able to achieve a higher level of consistency in both product quality and service than its competition. In addition, La Quinta's position as one of the few primarily owner-operated chains enables La Quinta to offer new services, direct expansion, effect pricing and to make other marketing decisions on a system-wide or local basis as conditions dictate, usually without consulting third-party owners, management companies or franchisees as required of most other lodging chains. The Company's management of the inns also enables it to control costs and allocate resources effectively to provide excellent value to the consumer.

               IMAGE ENHANCEMENT PROGRAM - In 1993, La Quinta has undertaken a comprehensive chainwide image enhancement program intended to give its properties a new, fresh, crisp appearance while preserving their unique character. The program features new signage displaying a new logo as well as exterior and lobby upgrades including brighter colors, more extensive lighting, additional landscaping, enhanced guest entry and a full lobby renovation with contemporary furnishings and seating area for continental breakfast. Thirty nine properties completed the reimaging process in 1993 with program completion targeted for June 1994.

               REGIONALLY FOCUSED GROWTH - La Quinta acquired eleven existing lodging facilities and converted them to the La Quinta brand in 1993 and anticipates expanding in a similar manner in 1994.

COMPETITION

       Inns operated and licensed by La Quinta are in competition with other major lodging brands. Each La Quinta inn competes in its market area with numerous full service lodging brands, especially in the mid-priced range, and with numerous other hotels, motels and other lodging establishments. Chains such as Hampton Inns, Red Roof Inns, Fairfield Inns and Drury Inns are direct competitors of La Quinta. Other well-known competitors include Holiday Inns, Ramada Inns, Quality Inns, and Travelodge. There is no single competitor or group of competitors of La Quinta that is dominant in the lodging industry. Competitive factors in the industry include reasonableness of room rates, quality of accommodations, degree of service and convenience of locations.

       Demand is affected by normally recurring seasonal patterns. At most La Quinta inns demand is higher in the spring and summer months (March through August) than in the balance of the year. Overall occupancy levels may also be affected by the number of new inns opened by the Company and the length of time such inns have been in operation.

       The lodging industry in general, including La Quinta, may be adversely affected by national and regional economic conditions and government regulations. The demand for accommodations at a particular inn may be adversely affected by many factors including changes in travel patterns, local and regional economic conditions and the degree of competition with other inns in the area.

STRUCTURE AND OWNERSHIP

       The Company is a combined entity comprised of La Quinta Inns, Inc., which owns and operates 211 inns, four subsidiaries and 16 combined unincorporated partnerships and joint ventures. The combined unincorporated partnerships and joint ventures own 45 inns operated by the Company. The Company manages 9 inns, 99% owned by CIGNA which are accounted for using the equity method in the Company's financial statements.

       During 1993, the Company acquired, in separately negotiated transactions, limited partners' interests in 14 of the Company's combined unincorporated partnerships and joint ventures which owned 44 La Quinta inns. The Company purchased the ownership interests for an aggregate purchase price of $87,897,000 which included cash at closing, the assumption of $22,824,000 of existing debt attributable to certain limited partners' interests, and $29,878,000 in notes to certain sellers.

       The Board of Directors of the Company authorized three-for-two stock splits effective in October 1993 and March 1994. References to the Company's common stock prior to the October split is described herein as "pre-split" and references to the Company's common stock after the March split is described herein as "post split".

       On October 27, 1993, the Company entered into a definitive Partnership Acquisition Agreement (the "Merger Agreement") with La Quinta Motor Inns Limited Partnership ("the Partnership" or "LQP") and other parties, pursuant to which the Company, through wholly-owned subsidiaries, would acquire all units of the Partnership (the "Units") that it did not beneficially own at a price of $13.00 net per Unit in cash. The Merger Agreement provided for a tender offer (the "Offer") for all of the Partnership's outstanding Units at a price of $13.00 net per Unit in cash, which Offer commenced on November 1, 1993 and expired at midnight on November 30, 1993. The Offer resulted in the purchase of 2,805,190 Units (approximately 70.6% of the outstanding Units) by the Company through its wholly-owned subsidiary, LQI Acquisition Corporation. As a result of a contribution of additional units previously owned by the Company subsequent to the Offer, LQI Acquisition Corporation beneficially owned 3,257,890 Units (approximately 82% of the Units) at December 31, 1993. Pursuant to the Merger Agreement, a Special Meeting of Unitholders was then held on January 24, 1994 to approve the merger of a subsidiary of LQI Acquisition Corporation with and into the Partnership, with the Partnership as the surviving entity. As a result of this merger which was approved by the requisite vote of Unitholders on January 24, 1994, all of the Partnership's outstanding Units other than Units owned by the Company or any direct or indirect subsidiary of the Company were converted into the right to receive $13.00 net in cash without interest.

       The following table describes the composition of inns in the La Quinta chain at:


                                                        December 31, 1993 (5)                           December 31, 1992
                                                  ------------------------------------          ------------------------------------
                                                                              La Quinta                                    La Quinta
                                                                             Equivalent                                   Equivalent
                                                   Inns         Rooms         Rooms(1)           Inns         Rooms        Rooms (1)
                                                  ------      ---------     -----------         ------      --------      ----------
Owned 100% (2) . . . . . . . . . . . . .            166         21,001         21,001              89        11,456         11,456
Owned 40 - 80% (3) . . . . . . . . . . .             45          6,077          2,588              80        10,218          4,919
                                                  ------      ---------     -----------         ------      --------      ----------
Total Company owned and operated . . . .            211         27,078         23,589             169        21,674         16,375
Managed Inns . . . . . . . . . . . . . .              9          1,176             12              40         4,978             75
Licensed Inns (4). . . . . . . . . . . .              1            120           --                 3           366            --
                                                  ------      ---------     -----------         ------      --------      ----------
                                                    221         28,374         23,601             212        27,018         16,450
                                                  ------      ---------     -----------         ------      --------      ----------
                                                  ------      ---------     -----------         ------      --------      ----------

(1)  Represents the Company's proportionate ownership interest in system rooms.
(2)  Two inns are operated under brands other than La Quinta.
(3)  One inn is operated under a brand other than La Quinta.
(4)  One inn is licensed to a third party.
(5) Includes 100% of the rooms owned by LQP as though the acquisition were completed on December 31, 1993.

       JOINT VENTURES AND PARTNERSHIPS. La Quinta historically financed its development, in part, through partnerships and joint ventures with large insurance companies or financial institutions. Under the terms of the joint venture and partnership agreements, available cash flow is generally used to pay debt and provide for capital improvements, with remaining cash flow being distributed to the partners in accordance with their respective ownership interests. In 1993 La Quinta began to purchase the interests in the unincorporated joint ventures and partnerships, acquiring 14 by the end of the year. In addition, the Company successfully completed the acquisition of LQP in January 1994. See further discussions above.

       In March of 1990, the Company entered into the La Quinta Development Partners, L.P. ("LQDP" or the "Development Partnership") with AEW Partners, L.P. ("AEW Partners"). La Quinta Inns, Inc. is the general partner and owns a 40% ownership interest and AEW Partners is the limited partner and owns a 60% ownership interest. This partnership was established for the purpose of owning, operating, acquiring and developing inns. La Quinta originally contributed 18 inns with a deemed value of $44,000,000 (net of existing debt assumed by LQDP) and $4,000,000 in cash. AEW Partners contributed $3,000,000 and a promissory note ("the AEW Note") to the Development Partnership in the amount of $69,000,000. Under the terms of the agreement, proceeds from the AEW Note are to be used for the construction of inns or for the acquisition and conversion of existing inns into the La Quinta brand. In 1993, the AEW Partners fully paid the balance of the AEW Note. At December 31, 1993, the Development Partnership had acquired and converted 19 inns (nine during 1993). Under the terms of the Development Partnership agreement, AEW Partners currently has the ability to convert 66 2/3% of its ownership interest in the Development Partnership to 3,535,976 (post-split) shares of the Company's common stock. Such number of shares is reduced as distributions are made out of the Development Partnership to AEW Partners. The partnership units may be converted at any time prior to December 31, 1998. As of December 31, 1993, no partnership units had been converted. Shares of the Company's common stock issuable upon conversion are antidilutive at December 31, 1993.

       Under the terms of a management agreement between the Company and the Development Partnership, La Quinta earns management, national advertising, chain services and license fees for the use of its name and services. La Quinta is also entitled to receive acquisition and conversion fees for its services in finding inns suitable for acquisition and in managing the conversion of such inns. La Quinta is also entitled to receive fees on project costs of inns constructed by the Development Partnership.

       MANAGED INNS. In 1987, the Company formed two joint ventures with investment partnerships managed by CIGNA Investments, Inc. ("CIGNA I" and "CIGNA II"). The Company maintains a 1% ownership interest in each of these ventures and manages the inns pursuant to long-term management contracts. As of December 31, 1993, the ventures owned nine inns and six free-standing restaurants operated by third parties.

     La Quinta receives licensing, management, national advertising and chain services fees for the use of its brand name and services from management of the inns. The Company accounts for its ownership interest in these entities using the equity method.

LICENSING

     The Company selectively licensed the name "La Quinta" to others for operations in the United States until February 1977, at which time La Quinta discontinued its domestic licensing program to unrelated third parties. One inn remains in operation under a franchise agreement.

     During 1990, the Company entered into a licensing agreement with Desarrollos Turisticos Vanguardia S.A. de C.V. ("Desarrollos") for expansion of the La Quinta chain into Saltillo, Coahuila, Mexico. In February 1994, one inn developed under the license agreement opened for operation. Under the arrangement, the inn is owned by the licensee and managed by La Quinta under a separate management agreement. The Company is currently reviewing other potential management/licensing arrangements within Mexico and other Latin American countries.

     "La Quinta -R-" and "teLQuik -R-" have been registered as service marks by La Quinta with the U.S. Patent and Trademark Office, and in Mexico, Canada and the United Kingdom.

OPERATIONS

     Management of the La Quinta chain is coordinated from the Company's headquarters in San Antonio, Texas. Centralized corporate services and functions include marketing, accounting and reporting, purchasing, quality control, development, legal, reservations and training.

     Inn operations are currently organized into Eastern and Western divisions with each division headed by a Divisional Vice President. Regional Managers report to the Divisional Vice Presidents and are each responsible for approximately 13 inns. Regional Managers are responsible for the service, cleanliness and profitability of the inns in their regions.

     Individual inns are typically managed by resident managers who live on the premises. Managers receive inn management training which includes an emphasis on service, cleanliness, cost controls, sales and basic repair skills. Because La Quinta's professionally trained managers are substantially relieved of responsibility for food service, they are able to devote their attention to assuring friendly guest service and quality facilities, consistent with chain-wide standards. On a typical day shift, they will supervise one housekeeping supervisor, eight room attendants, two laundry workers, two general maintenance persons and three front desk service representatives.

     At December 31, 1993, La Quinta employed approximately 6,100 persons, of whom approximately 88% were compensated on an hourly basis. Approximately 240 individuals were employed at corporate and 5,850 were employed in inn management and services. The Company's employees are not currently represented by labor unions. Management believes its ongoing labor relations are good.

MARKETING

     La Quinta's primary media focus is on business travelers, who account for over half of La Quinta's rooms rented. The Company's core market consists of business travelers who visit a given area several times per year. For example, typical customers include salespersons covering a regional territory, government and military personnel and technicians. The profile of a typical La Quinta customer is a college educated business traveler, age 25 to 54, from a two income household who has a middle management, white collar occupation or upper level blue collar occupation. In addition, the Company's target markets include vacation travelers and retired travelers. The Company focuses on reaching its target markets by utilizing advertising, direct sales, programs which provide incentives to repeat travelers, and other marketing programs targeted at specific customer segments.

     The Company advertises primarily through network and local radio, cable television networks and print advertisements which focus on value. The Company utilizes the same campaign concept throughout the country with minor modifications made to address regional differences. The Company also utilizes billboard advertisements along major highways which announce a La Quinta inn's presence in upcoming towns.

     The Company markets directly to companies and other organizations through its direct sales force of 24 sales representatives and managers. This sales force calls on companies which have a significant number of individuals traveling in the regions in which La Quinta operates and which are capable of producing a high volume of room nights.

     La Quinta enjoys a large amount of repeat business. Based on internal surveys conducted in 1993, management estimates the average customer spent approximately 14 nights per year in a La Quinta inn during the year ended December 31, 1993. The Company focuses a number of marketing programs on maintaining the high number of repeat visits. La Quinta promotes a "Returns Club" for repeat guests. This club provides its members with preferred status and rates when checking into a La Quinta inn and offers rewards for frequent stays. The Returns Club currently has over 140,000 members.

     The Company provides a reservation system, "teLQuik" -R-, which currently accounts for reservations for approximately 50% of room occupancy. The teLQuik system allows customers to make reservations toll free or from special reservations phones placed in the lobbies of all La Quinta inns. The teLQuik system enables guests to make their next night's reservations from their previous night's La Quinta inn. In 1994, the Company completed a new reservation center which is a part of its program to improve operating results by providing state-of-the-art technology in processing reservations more efficiently. La Quinta, through its national sales managers, markets its reservation services to travel agents and corporate travel planners who may access teLQuik through the five major airline reservation systems.

ASSET MANAGEMENT

     La Quinta's asset management strategy is founded on the importance of ownership of all or a significant portion of each of its inns. See "Structure and Ownership" on this Form 10-K. Management believes that Company ownership and management of La Quinta inns enables the Company to achieve more consistency in quality and service than its competitors.

     Historically, the Company financed a large part of its development through partnerships and joint ventures with large insurance companies and other financial institutions, while managing the inns. However, during 1993, the Company acquired in separately negotiated transactions limited partners' interests in 14 of the Company's combined unincorporated partnerships and joint ventures that owned 44 La Quinta inns. The Company also completed the acquisition of 100% of the limited partners' interests in an additional 31 inns owned by a subsidiary of LQP in January of 1994, after acquiring 82% of LQP during 1993. Additionally, the Company acquired eleven existing inns during 1993. Currently, the Company owns 100% of 166 inns and between 40%-80% of 45 other inns. The Company manages an additional nine La Quinta inns in which it owns a 1% interest.

     La Quinta's current development program focuses on the acquisition of competitor properties at discounts to replacement costs. At current prices, acquisition and conversion of existing properties is more cost effective than new construction. In 1993, La Quinta acquired and is converting a total of eleven inns, nine were purchased through the Development Partnership and two were purchased as wholly-owned, with an aggregate of 1,611 rooms, at an average cost of approximately $28,000 per room.

ITEM 2.   PROPERTIES

     La Quinta inns appeal to guests who desire high-quality rooms and whose needs do not include banquet and convention facilities, in-house restaurants, cocktail lounges or room service. La Quinta inns contain an average of 130 rooms and provide spacious, quiet and comfortably furnished rooms with an average of 300 square feet, a choice of rooms for non-smokers and smokers, complimentary continental breakfast, free unlimited local telephone calls, remote-control television with Showtime or The Movie Channel, telecopy services, same-day laundry and dry cleaning service, 24-hour front desk and message service and free parking.

     To maintain the overall quality of La Quinta's inns and to remain competitive in its service-oriented environment, each inn undergoes refurbishments and capital improvements as needed. Typically, refurbishing has been provided at intervals of between five and seven years, based on an annual review of the condition of each inn. In each of the years ended December 31, 1993, 1992 and 1991, the Company spent approximately $32,600,000 (of which $15,400,000 was spent on the image enhancement program described below), $15,500,000 and $13,800,000, respectively, on capital improvements to existing inns. As a result of these expenditures, the Company believes it has been able to maintain a chainwide quality of rooms and common areas at its properties unmatched by any other national economy hotel chain.

     In 1993, the Company undertook an image enhancement program intended to give its properties a new, fresh, crisp appearance while preserving their unique character. The program features new signage displaying a new logo as well as exterior and lobby upgrades including brighter colors, additional landscaping, enhanced guest entry and a full lobby renovation with contemporary furnishings and seating area for continental breakfast. Of the chain's 221 inns, 97 began the image enhancement program during 1993, of which 39 were complete as of December 31, 1993. Twenty properties begin the reimaging process every six to eight weeks with program completion targeted for June 1994. Signs displaying the Company's new logo were in place at substantially all properties at December 31, 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Commitments."

     At December 31, 1993, there were 221 inns located in 29 states, with concentrations in Texas, Florida and California. The states and cities in which the inns are located are set forth in the following table:


 ALABAMA                KANSAS            TENNESSEE               WYOMING
 Birmingham             Lenexa            Knoxville               Casper
 Huntsville (2)         Wichita           Memphis (3)             Cheyenne
 Mobile                                   Nashville (3)           Rock Springs
 Montgomery             KENTUCKY
 Tuscaloosa             Lexington         TEXAS                   LICENSED
                                          Abilene                 LA QUINTA INN
 ARIZONA                LOUISIANA         Amarillo (2)
 Phoenix (3)            Baton Rouge       Arlington               Texas
 Tucson (2)             Bossier City      Austin (5)              McAllen
                        Kenner            Beaumont
 ARKANSAS               Lafayette         Bedford                 OTHER
 Little Rock (5)        Monroe            Brownsville             OWNED INNS
                        New Orleans (5)   Clute                   (operated under other
 CALIFORNIA             Slidell           College Station         brands)
 Bakersfield            Sulphur           Corpus Christi (2)
 Costa Mesa                               Dallas Metro Area(12)   TEXAS
 Fresno                 MICHIGAN          Del Rio                 El Paso
 Irvine                 Kalamazoo         Denton                  La Marque
 La Palma                                 Eagle Pass              San Antonio
 Redding                MISSISSIPPI       El Paso (3)
 Sacramento (2)         Jackson (2)       Fort Worth (2)
 San Bernardino                           Galveston
 San Diego (3)          MISSOURI          Harlingen
 San Francisco          St. Louis         Houston Metro Area (17)
 Stockton                                 Killeen
 Ventura                NEBRASKA          Laredo
                        Omaha             Longview
 COLORADO                                 Lubbock
 Colorado Springs       NEVADA            Lufkin
 Denver (7)             Las Vegas         Midland
                        Reno              Nacogdoches
 FLORIDA                                  Odessa
 Daytona Beach          NEW Mexico        Round Rock
 Deerfield Beach        Albuquerque (3)   San Angelo
 Ft. Myers              Farmington        San Antonio (11)
 Gainesville            Las Cruces        Temple
 Jacksonville (3)       Santa Fe          Texarkana
 Miami                                    Tyler
 Orlando (2)            NORTH CAROLINA    Victoria
 Pensacola              Charlotte (2)     Waco
 Tallahassee (2)                          Wichita Falls
 Tampa (5)              OHIO
                        Columbus          Utah
 GEORGIA                                  Layton
 Atlanta (7)            OKLAHOMA          Salt Lake City
 Augusta                Oklahoma City (2)
 Columbus               Tulsa (3)         VIRGINIA
 Savannah                                 Hampton
                        PENNSYLVANIA      Richmond
 ILLINOIS               Pittsburgh        Virginia Beach
 Champaign
 Chicago Metro Area (5) SOUTH CAROLINA    WASHINGTON
 Moline                 Charleston        Seattle (2)
                        Columbia          Tacoma
 INDIANA                Greenville
 Indianapolis (2)
 Merrillville


 Typically, food service for La Quinta guests is provided by adjacent, free standing restaurants. At December 31, 1993, the Company had an ownership interest in 124 restaurant buildings adjacent to its inns. These restaurants generally are leased pursuant to build-to-suit leases that require the operator to pay, in addition to minimum and percentage rentals, all expenses, including building maintenance, taxes and insurance.

     The Company's inns and restaurants were substantially pledged to secure all long-term debt maturing in various years from 1994 to 2015 (See note 2 of Notes to Combined Financial Statements).

ITEM 3.   LEGAL PROCEEDINGS

     On October 18, 1993, the Company announced that its Board of Directors had authorized its officers to enter into negotiations with La Quinta Motor Inns Limited Partnership (the "Partnership") regarding the acquisition of all units of the Partnership which it did not currently own, at a price of up to $12 per unit. See "Structure and Ownership" on this Form 10-K. On October 18, 1993, the Board of Directors of the General Partner of the Partnership elected three independent directors (the "Special Committee"), among other things, to negotiate the sale of Units to the Company. On October 18, 1993, two separate lawsuits were filed in Delaware Court of Chancery on behalf of the Partnership's unitholders against the Company, the Partnership, La Quinta Realty Corp., a subsidiary of the Company, and general partner of the Partnership (the "General Partner") and certain directors and officers of the General Partner (collectively, the "Defendants"). The lawsuits are captioned GREENBERG V. SCHULTZ, ET AL., C.A. No. 13199 and GORIN BROTHERS, INC., V. SCHULTZ, ET. AL., C.A. No. 13200 (collectively, the "Actions"). The complaints in the Actions allege, among other things, that Defendants breached their fiduciary duties to Unitholders by offering grossly inadequate consideration to entrench themselves in control of the Partnership, by failing to solicit competing bids, and by making inadequate public disclosure regarding the transaction. The complaints additionally allege that the Company used unequal knowledge and economic power, given its affiliation with the General Partner, to the detriment of the Unitholders. The independence of the members of the Special Committee was also questioned, allegedly resulting in the lack of arm's length negotiations and the lack of any independent appraisal or evaluation. The complaints in the Actions sought, among other things, (i) a declaration that the Defendants breached their fiduciary duties to members of the alleged class, (ii) an order preliminarily and permanently enjoining consummation of the proposed transaction, (iii) the award of compensatory damages, and (iv) the award of costs and disbursements. On October 27, 1993, the parties reached a settlement in principle in these actions. The settlement is subject to certain conditions, including court approval. On March 15, 1994, the Delaware Court of Chancery entered an Order and Final Judgment ("Judgment") which approved the settlement and dismissed the cases. All persons and entities who were owners of Units of the Partnership at October 18, 1993 and their transferees and successors in interest, immediate and remote (the "Class"), are bound by the Judgment. The Company and all other defendants were discharged from any and all liability under any claims which were or could have been brought by plaintiffs or any member of the Class regarding the acquisition and merger of the Partnership. The appeal period on the Judgment will run on April 14, 1994.

     In September 1993, a former officer of the Company filed suit against the Company and certain of its directors and their affiliate companies. The suit alleges breach of an employment agreement, misrepresentation, wrongful termination, self-dealing, breach of fiduciary duty, usurpation of corporate opportunity and tortious interference with contractual relations. The suit seeks compensatory damages of $2,500,000 and exemplary damages of $5,000,000. The Company believes that the claims are wholly without merit and intends to vigorously defend against this suit.

     Actions for negligence or other tort claims occur routinely as an ordinary incident to the Company's business. Several lawsuits are pending against the Company which have arisen in the ordinary course of the business, but none of these proceedings involves a claim for damages (in excess of applicable excess umbrella insurance coverages) involving more than 10% of current assets of the Company. The Company does not anticipate any amounts which it may be required to pay as a result of an adverse determination of such legal proceedings and the matters discussed above, individually or in the aggregate, or any other relief granted by reason thereof, will have a material adverse effect on the Company's financial position or results of operations.

     The Company has established a paid loss program (the "Paid Loss Program") for inns owned and managed by the Company, which includes excess umbrella policies for commercial general liability insurance, automobile liability insurance, fire and extended property insurance, workers' compensation and employer's liability insurance for losses above the deductible limits, and such other insurance as is customarily obtained for similar properties and which may be required by the terms of loan or similar documents with respect to the inns. In connection with the general liability, workers' compensation and automobile coverages, all inns participate in the Paid Loss Program, under which claims and expenses are shared pro rata, with excess umbrella insurance being maintained to cover losses, claims and costs in excess of the deductible limits per matter of $500,000 for general liability, $250,000 for workers' compensation and $250,000 for automobile coverage. All pro rata expenses and premiums under the Paid Loss Program with respect to inns owned by persons other than the Company constitute direct operating expenses of said inns under the terms of the respective management agreements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the year covered by this Annual Report on Form 10-K, no matter was submitted to a vote of Registrant's security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock is listed on The New York Stock Exchange. The range of the high and low sale prices, as adjusted for the three-for-two stock split in October 1993 and the three-for-two stock split in March 1994, of the Company's Common Stock for each of the quarters during the years ended December 31, 1993 and 1992 is set forth below:


                                    1993                        1992
                           ---------------------------  -----------------------

                                             Per Share                 Per Share
                           High     Low      Dividend   High    Low    Dividend
                           ----     ---      --------   ----    ---    --------
First Quarter. . . . . . $13 3/4   $9          $--     $7 7/8  $6 3/8     $--
Second Quarter . . . . .  14 3/8    12          --      8 3/8   7 1/4      --
Third Quarter. . . . . .  19 3/8    12 1/2    .025      8 1/4   7 1/8      --
Fourth Quarter . . . . .  23 7/8    18 5/8    .025      9 1/4   7 7/8      --


     The Company paid cash dividends in both the third and fourth quarters of 1993 in the amount of $.025 per share under its quarterly dividend policy as authorized by the Board of Directors. The Company increased its cash dividend by 50 percent in conjunction with the March 1994 three-for-two stock split to an annual rate of $.10 per share on post-split common shares. For restrictions on the Company's present or future ability to pay cash dividends, see note 2 of Notes to Combined Financial Statements. The declaration and payment of dividends in the future will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.

     As of February 28, 1994, the approximate number of holders of record of the Company's Common stock was 915.

ITEM 6.   SELECTED FINANCIAL DATA


                                                                                          Years Ended December 31
                                                              -------------------------------------------------------------------
                                                                      1993        1992        1991         1990        1989 (2)
                                                                    --------    --------    -------      --------    ---------
                                                              (in thousands, except per share amounts, ratios, and inn statistics)

STATEMENT OF OPERATIONS DATA
  Total revenues . . . . . . . . . . . . . . . . . . . . . . . .     $271,850   $254,122    $240,888     $226,830    $206,172
  Direct and corporate operating costs and expenses (4). . . . .      168,365    156,845     155,126      147,809     131,528
  Depreciation, amortization and asset retirements . . . . . . .       23,711     24,477      34,921       34,411      32,962
  Performance stock option . . . . . . . . . . . . . . . . . . .        4,407         --          --           --          --
  Non-recurring cash and non-cash charges (4). . . . . . . . . .           --     38,225       7,952          503          --
  Operating income . . . . . . . . . . . . . . . . . . . . . . .       75,367     34,575      42,889       44,107      41,682
  Net interest expense . . . . . . . . . . . . . . . . . . . . .       26,219     27,046      30,271       32,304      36,692
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . .       20,301     (8,754)        129        2,175       6,130
  Net earnings (loss) before extraordinary items
    and cumulative effect of accounting change . . . . . . . . .       19,420     (7,796)      1,398        2,175       6,130
  Net earnings (loss) per share (3). . . . . . . . . . . . . . ..         .64       (.29)         --          .07         .21
OTHER DATA
  Capital expenditures (5) . . . . . . . . . . . . . . . . . . .       32,623     15,529      13,803       17,696      26,317
  Purchase of inns and conversion costs. . . . . . . . . . . . .       38,858      4,060      15,487       18,574      15,477
  Purchase of partners' equity interests (6) . . . . . . . . . .       78,169         --       3,546           --         754
  Net cash provided by operating activities. . . . . . . . . . .       77,364     60,543      54,056       42,106      39,719
  Net cash used by investing activities. . . . . . . . . . . . .     (145,027)   (15,166)    (35,083)     (40,061)    (44,920)
  Net cash provided (used) by financing activities . . . . . . .       78,650    (40,471)    (24,428)        (101)    (15,819)
  Cash dividends declared per common share . . . . . . . . . . .          .05         --          --           --          --
  EBITDA (7) . . . . . . . . . . . . . . . . . . . . . . . . . .      103,485     97,277      85,762       79,021      74,644
BALANCE SHEET DATA
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . .      744,241    539,183     574,687      586,969     577,388
  Shareholders' equity . . . . . . . . . . . . . . . . . . . . .      149,057    124,321     130,175      129,167     123,193
  Partners' capital. . . . . . . . . . . . . . . . . . . . . . .       85,976     62,060      50,471       37,270      29,223
  Current installments of long-term debt . . . . . . . . . . . .       22,491     21,711      22,116       24,002      16,991
  Long-term debt, excluding current installments . . . . . . . .      414,004    274,824     316,014      341,902     350,986
  Combined effective debt-to-equity ratio (1). . . . . . . . . .         1.76       1.47        1.75         2.05         2.3
OPERATING DATA
  Inns owned . . . . . . . . . . . . . . . . . . . . . . . . . .          211        169         168          164         161
  Inns managed . . . . . . . . . . . . . . . . . . . . . . . . .            9         40          40           40          40
  Inns licensed. . . . . . . . . . . . . . . . . . . . . . . . .            1          3           4            6           6
                                                                       ------     ------      ------       ------      ------
  Number of inns . . . . . . . . . . . . . . . . . . . . . . . .          221        212         212          210         207
  Occupancy percentage . . . . . . . . . . . . . . . . . . . . .         65.1%      65.6%       64.8%        66.0%       65.5%
  Average daily room rate. . . . . . . . . . . . . . . . . . . .       $46.36     $44.33      $43.11       $40.93      $38.67

- -----------------------------

(1) Ratio of long-term debt, excluding current installments, to partners' capital plus shareholders' equity at year end.

(2) Effective June 1, 1989, the Company changed its year-end from May 31 to December 31. The year ended December 31, 1989 is an aggregation of the results from the seven months ended December 31, 1989 and the five months ended May 31, 1989.

(3) Earnings (loss) per share are computed on the basis of the weighted average number of common and common equivalent shares outstanding in each year after giving effect to the three-for-two stock splits.

(4) Non-recurring cash and non-cash charges include charges related to the write-down of certain joint venture interests carried on the equity method, land and computer equipment, severance and other employee-related costs and charges associated with a series of studies to improve operating results. For the year ended December 31, 1992, these charges also include a $2,696,000 increase in the allowance for certain notes receivable related to inns sold by the Company, prior to 1985, and $210,000 related to other corporate expense items.

(5) The December 31, 1993 capital expenditures include $15,400,000 for the Company's image enhancement program.

(6)  Purchase of partners' equity interests in 1993 includes approximately
     $42,091,000 related to acquisition of 3,257,890 units of LQP through December 1993.

(7) EBITDA is earnings before net interest expense, income taxes, depreciation, amortization and fixed asset retirements, extraordinary items, partners' equity in earnings and losses, gain or loss on property and investment transactions and other non-recurring cash and non-cash charges. EBITDA is not intended to represent cash flow or any other measure of performance in accordance with generally accepted accounting principles ("GAAP"). EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's financial statements include the accounts of the Company's wholly-owned subsidiaries and unincorporated partnerships and joint ventures in which the Company has at least a 40% interest and over which it exercises substantial legal, financial and operational control. Investments in other entities in which the Company has less than a 40% ownership interest and over which the Company has the ability to exercise significant influence, but does not have control, are accounted for using the equity method.

     During 1993, the Company acquired, in separately negotiated transactions, limited partners' interests in 14 of the Company's combined unincorporated partnerships and joint ventures which owned 44 inns. The Company purchased the ownership interests for an aggregate purchase price of $87,897,000 which included cash at closing, the assumption of $22,824,000 of existing debt attributable to certain limited partners' interests, and $29,878,000 in notes to certain sellers.

     As a result of the following transactions, the operations of LQP for the month of December 1993 were included in the combined financial statements of the Company. On October 27, 1993, the Company entered into a definitive Partnership Acquisition Agreement (the "Merger Agreement") with LQP and other parties, pursuant to which the Company, through wholly-owned subsidiaries, would acquire all units of the Partnership (the "Units") that it did not beneficially own at a price of $13.00 net per Unit in cash. The Merger Agreement provided for a tender offer (the "Offer") for all of the Partnership's outstanding Units at a price of $13.00 net per Unit in cash, which Offer commenced on November 1, 1993 and expired at midnight on November 30, 1993. The Offer resulted in the purchase of 2,805,190 Units (approximately 70.6% of the outstanding Units) by the Company through its wholly-owned subsidiary, LQI Acquisition Corporation. As a result of a contribution of additional units previously owned by the Company subsequent to the Offer, LQI Acquisition Corporation beneficially owned 3,257,890 Units (approximately 82% of the Units) at December 31, 1993. Pursuant to the Merger Agreement, a Special Meeting of Unitholders was then held on January 24, 1994 to approve the merger of a subsidiary of LQI Acquisition Corporation with and into the Partnership, with the Partnership as the surviving entity. As a result of this merger which was approved by the requisite vote of Unitholders on January 24, 1994, all of the Partnership's outstanding Units other than Units owned by the Company or any direct or indirect subsidiary of the Company were converted into the right to receive $13.00 net in cash without interest.

     In 1993, the Company completed the acquisition of eleven inns and began renovating and converting them to the La Quinta brand. Of these inns, nine were purchased through the Development Partnership and two were purchased as wholly-owned properties. Although these inns remained open for business during conversion construction, hotel operations are disrupted during the typical three-to-four month construction period. Conversion of these inns will be completed during the first quarter of 1994.

     References to "Company Inns" are to inns owned by the Company or by unincorporated partnerships and joint ventures in which the Company owns at least a 40% interest. References to "Managed Inns" are to those inns in which the Company owns less than a 40% interest and which are managed by the Company under long-term management contracts. "Managed Inns" include nine inns held in two joint ventures with CIGNA Investments, Inc. ("CIGNA") for the year ended December 31, 1993 and the 31 inns of the LQP through November 30, 1993. "Managed Inns" were accounted for using the equity method.

     The following chart shows certain historical operating statistics and revenue data. References to the percentages of occupancy and the average daily rate refer to Company Inns. Managed Inns and the La Quinta licensed inn are excluded from occupancy and average daily rate statistics for all periods for purposes of comparability. All financial data is related to Company Inns unless otherwise specified.


                              COMPARATIVE OPERATING STATISTICS AND REVENUE DATA
                            ----------------------------------------------------
                                               YEARS ENDED DECEMBER 31
                                               -----------------------
                                (IN THOUSANDS, EXCEPT RATES AND PERCENTAGES)
                            ----------------------------------------------------
                                              1993           1992         1991
                                              ----           ----         ----
Room revenue                              $248,428       $230,054     $218,225
Other inn revenue                           10,101          9,772        8,871
                                          --------       --------     --------
Total inn revenue                         $258,529       $239,826     $227,096

                                          --------       --------     -------
                                          --------       --------     -------
Percentage of occupancy                       65.1%          65.6%        64.8%
Average room rate                         $  46.36       $  44.33     $  43.11
Available rooms (1)                          8,226          7,916        7,817

(1) Available rooms represent the number of rooms available for sale multiplied by the number of days in the period reported.

       During 1991, the Company implemented certain changes in its operations and organization which resulted in charges of $7,952,000. Such charges included severance costs resulting from a reduction in work force and the termination of four executive officers of the Company, charges related to the write-down of computer equipment and other assets and costs associated with the Company's cost reduction study. During 1992, the Company made additional changes in operations and organization based on a comprehensive review of the Company by its senior management team and recognized charges of approximately $39,751,000. These charges included a provision for the write-down of partnership investments, land, severance and other employee- related costs and other charges which affected corporate expenses and partners' equity in earnings and losses, as more fully described below.


YEAR ENDED DECEMBER 31, 1993
COMPARED TO YEAR ENDED DECEMBER 31, 1992

     TOTAL REVENUES increased to $271,850,000 in 1993 from $254,122,000 in 1992, an increase of $17,728,000 or 7.0%. Of the total revenues reported in 1993, 95.1% were revenues from inns, 2.4% were revenues from restaurant rentals and other revenue and 2.5% were revenues from management services.

     INN REVENUES are derived from room rentals and other sources such as charges to guests for long-distance telephone calls, fax machine use and laundry services. Inn revenues increased to $258,529,000 in 1993 from $239,826,000 in 1992, an increase of $18,703,000 or 7.8%. The increase in inn revenues was due primarily to an increase in average room rate, an increase in the number of available rooms and the acquisition of LQP. The average room rate increased to $46.36 in 1993 from $44.33 in 1992, an increase of $2.03 or 4.6%, while occupancy declined .5 percentage points. As anticipated, the Company's image enhancement program caused temporary construction related disruption in normal business operations and occupancies at properties which underwent the process. Newly acquired inns remain open during conversion construction which also disrupts the hotel operations during the typical three-to-four month construction period. Also, management's decision to discontinue a coupon promotion used in 1992 had a positive impact on room rate and had the effect of reducing occupancy in 1993. Available rooms for 1993 were 8,226,000 as compared to 7,916,000 for 1992, an increase of 310,000 available rooms, or 3.9%. The increase in the number of available rooms was due to the acquisitions of 11 inns during the year ended December 31, 1993 and the acquisition of LQP in December of 1993. The acquisition of LQP in December 1993 added $2,758,000 to inn revenues.

     RESTAURANT RENTAL AND OTHER REVENUES includes rental payments from restaurants owned by the Company and leased to and operated by third parties. Restaurant rental and other revenues also include the Company's interest in the earnings (accounted for using the equity method) of two CIGNA joint ventures through the year ended December 31, 1993 and LQP, up to December 1, 1993, and miscellaneous other revenues, such as third party rental revenue from an office building which also housed the Company's corporate offices through May 1993. Restaurant rental and other decreased to $6,464,000 in 1993 from $7,208,000 in 1992, a decrease of $744,000 or 10.3%, primarily due to a reduction in earnings related to investments accounted for on the equity method.

     MANAGEMENT SERVICES REVENUE is primarily related to fees earned by the Company for services rendered in conjunction with Managed Inns. Management service revenue decreased to $6,857,000 in 1993 from $7,088,000 in 1992, a decrease of $231,000 or 3.3%. Management fees decreased due to there being two less franchisees and the consolidation of LQP in December 1993 eliminating the related management fees charged by the Company to LQP for that month.

     DIRECT EXPENSES include costs directly associated with the operation of Company Inns. In 1993, approximately 42% of direct expenses were represented by salaries, wages, and related costs. Other major categories of direct expenses include utilities, repairs and maintenance, property taxes, advertising and room supplies.

     Direct expenses increased to $148,915,000 ($27.79 per occupied room) in 1993 compared to $135,790,000 ($26.17 per occupied room) in 1992, an increase of $13,125,000 or 9.7%. As a percentage of total revenues, direct expenses
increased to 54.8% in 1993 from 53.4% in 1992.   The increase in direct expense
resulted primarily from the Company's implementation of a complimentary continental breakfast at all La Quinta inns during the first quarter of 1993, (which amounted to $1.08 per occupied room). Newly acquired inns typically incur more direct expenses as a percentage of revenue during the first twelve months of operations compared to the inns which have been operating as a La Quinta for more than a twelve month period. The Company acquired 11 inns during 1993 and did not acquire or convert any inns in the 1992 period. Direct expenses incurred by LQP in December 1993 were $2,048,000.

     CORPORATE EXPENSES include the costs of general management, office rent, training and field supervision of inn managers and other marketing and administrative expenses. The major components of corporate expenses are salaries, wages and related expenses and information systems. Corporate expenses decreased to $19,450,000 ($1.96 per available room, including Managed
Inns) in 1993 from $21,055,000 ($2.16 per available room before non-recurring charges, including Managed Inns) in 1992 before non-recurring charges, a decrease of $1,605,000 or 7.6%. As a percent of total revenues, corporate expenses decreased to 7.2% in 1993 from 8.3% in 1992 before non-recurring charges. The 1992 corporate expenses included a non-recurring charge to increase the allowance for certain notes receivable, based upon estimates of the value of the real estate held as collateral for such notes and evaluations of the financial condition of certain borrowers, and a provision related to the settlement of certain litigation.

     The PROVISION FOR WRITE-DOWN OF PARTNERSHIP INVESTMENTS, LAND AND OTHER in 1992 includes charges related to the write-down of certain joint venture interests, land previously held for future development, computer equipment and other assets, as more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year Ended December 31, 1992 Compared to Year Ended December 31, 1991."

     SEVERANCE AND OTHER EMPLOYEE RELATED COSTS in 1992 consisted of costs related to the severance of certain executive officers and other employees, executive search fees and relocation costs for new officers.

     PERFORMANCE STOCK OPTION relates to the costs of stock options which became exercisable when the average price of the Company's stock reached $30 per share (pre-split) for twenty consecutive days. Performance stock option expense and certain other options were accelerated as a result of this condition being met. See note 5 to the Combined Financial Statements.

     DEPRECIATION, AMORTIZATION AND ASSET RETIREMENTS decreased to $23,711,000
in 1993 from $24,477,000 in 1992, a decrease of $766,000 or 3.1%.   The decrease
in depreciation, amortization and asset retirements was due to assets which became fully depreciated during 1993 and the write-off of computer equipment and signage in the prior year. Replacement and installation of new computer equipment and signs was substantially completed in the latter part of 1993.

     OPERATING INCOME increased to $75,367,000 in 1993 from $34,575,000 in 1992, an increase of $40,792,000. Operating income before a non-recurring, non-cash charge of approximately $4,407,000 to recognize compensation expense related to the vesting of performance stock options, increased to $79,774,000 in 1993 from $73,112,000 in 1992 before write-downs, severance and employee related costs and other non-recurring charges, an increase of $6,662,000 or 9.1%.

     INTEREST INCOME primarily represents earnings on the note receivable from AEW Partners (the "AEW Note") and on the short-term investment of Company funds in money market instruments prior to their use in operations or acquiring inns. Interest income decreased to $5,147,000 in 1993 from $6,041,000 in 1992, a decrease of $894,000 or 14.8%. The decrease in interest income is primarily attributable to principal reductions on the AEW Note of $16,700,000 and $19,300,000 in September and December 1993 respectively, and the corresponding reduction in interest earned thereon. As of December 31, 1993 the AEW Note had been fully collected.

     INTEREST ON LONG-TERM DEBT decreased to $31,366,000 in 1993 from
$33,087,000 in 1992, a decrease of $1,721,000 or 5.2%.   The decrease in
interest expense is attributable to the early extinguishment of approximately $117,000,000 of certain high interest rate debt with proceeds from the 9 1/4% Senior Subordinated Notes due 2003 and bank financing which more than offset interest on borrowings to purchase limited partners' interests. In addition, certain Industrial Revenue Bond issues were refinanced to obtain more favorable interest rates.

     PARTNERS' EQUITY IN EARNINGS AND LOSSES reflects the interests of partners in the earnings and losses of the combined joint ventures and partnerships which are owned at least 40% and controlled by the Company. Partners' equity in earnings and losses decreased to $12,965,000 in 1993 from $15,081,000 in 1992, a decrease of $2,116,000 or 14.0%. The decrease in partners' equity in earnings and losses is attributable to the acquisition of limited partners' interests in 14 combined unincorporated partnerships and joint ventures partially offset by increases in the earnings of the Development Partnership. As of December 31, 1993, the Development Partnership operated 37 inns compared to 28 inns as of December 31, 1992.

     NET GAIN (LOSS) ON PROPERTY AND INVESTMENT TRANSACTIONS decreased to a loss
of ($4,347,000) in 1993 from a gain of $282,000 in 1992.   The loss in 1993
includes a $4,900,000 loss related to the Company's conveyance to the mortgagee of the title on the property in which the Company's headquarters were located.

     INCOME TAXES for 1993 were calculated using an estimated effective tax rate of 39%.

     For the reasons discussed above, the Company reported EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE OF $19,420,000 in 1993 compared with ($7,796,000) in 1992, an increase of
$27,216,000.

     The Company reported EXTRAORDINARY ITEMS, NET OF INCOME TAXES of ($619,000) in 1993 compared with ($958,000) in 1992. The 1993 extraordinary loss consisted of ($6,007,000), ($3,664,0000) net of income taxes, related to the early extinguishment and refinancing of certain debt partially offset by an extraordinary gain of $4,991,000, $3,045,000 net of income taxes, resulting from the Company's transfer of ownership to the mortgagee of property in which the Company's headquarters were located.

     The cumulative effect of a change in accounting for income taxes of $1,500,000 or $.05 per share in 1993 was the result of the implementation of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

     For the reasons discussed above, the Company reported NET EARNINGS of $20,301,000 in 1993 compared with a net loss of ($8,754,000) in 1992, an increase of $29,055,000.

YEAR ENDED DECEMBER 31, 1992
COMPARED TO YEAR ENDED DECEMBER 31, 1991

     TOTAL REVENUES increased to $254,122,000 in 1992 from $240,888,000 in 1991, an increase of $13,234,000 or 5.5%. Of the total revenues reported in 1992, 94.4% were revenues from inns, 2.8% were revenues from restaurant rentals and other revenue and 2.8% were revenues from management services.

     INN REVENUES increased to $239,826,000 in 1992 from $227,096,000 in 1991, an increase of $12,730,000 or 5.6%. The increase in inn revenues was due primarily to an increase in average room rate, an increase in the number of available rooms and a slight increase in the percentage of occupancy. The average room rate increased to $44.33 in 1992 from $43.11 in 1991, an increase of $1.22 or 2.8%. The increase in room rate for 1992 was primarily attributable to rate increases made in selected stronger markets in January and June. The percentage of occupancy increased to 65.6% in 1992 from 64.8% in 1991. Available rooms for 1992 were 7,916,000 as compared to 7,817,000 for 1991, an increase of 99,000 available rooms or 1.3%. The increase in the number of available rooms was due to the acquisition of two inns in the fourth quarter of 1991 and the conversion of a licensed inn to a wholly-owned inn in 1992.

     RESTAURANT RENTAL AND OTHER increased slightly to $7,208,000 in 1992 from $6,910,000 in 1991. Management service revenue increased to $7,088,000 in 1992 from $6,882,000 in 1991, an increase of $206,000 or 3.0%.

     In 1992, approximately 44% of DIRECT EXPENSES were represented by salaries, wages and related costs. Direct expenses were $135,790,000 ($26.17 per occupied room) in 1992 compared to $135,443,000 ($26.75 per occupied room) in 1991, an increase of $347,000 or 0.3%. As a percentage of total revenues, direct expenses decreased to 53.4% in 1992 from 56.2% in 1991. The increase in total direct expenses was primarily due to increases in property taxes, insurance and employee health care claims expenses. However, the increase was partially offset by decreases in workers' compensation insurance resulting from new safety programs implemented by the Company, supplies and advertising expenses.

     CORPORATE EXPENSES increased to $21,055,000 ($2.16 per available room, including Managed Inns) in 1992 before $2,906,000 of non-recurring charges from $19,683,000 ($2.04 per available room, including Managed Inns) in 1991, an increase of $1,372,000 or 7.0%. As a percent of total revenues, corporate expenses before non-recurring charges increased to 8.3% in 1992 from 8.2% in 1991. The 1992 non-recurring charge was primarily attributable to an increase of $2,696,000 in the allowance for certain notes receivable, related to inns sold by the company prior to 1985, based on estimates of the value of the real estate held as collateral for such notes and evaluations of the financial condition of certain borrowers. The increase in corporate expense was partially related to a provision for settlement of certain litigation.

     During 1992, the Company recorded NON-RECURRING CASH AND NON-CASH CHARGES of approximately $39,751,000. Of these charges $28,383,000 are included as a provision for write-down of partnership investments, land and other; $6,936,000 related to severance and other employee related costs; and the remaining $4,432,000 affected corporate expenses and partners' equity in earnings and losses. All of these charges resulted from certain changes being made in the Company's operations and organization based on a comprehensive review by the Company's senior management team.

     During 1991, the Company recognized non-recurring cash and non-cash charges of $7,952,000 resulting from certain changes made in the Company's operations and organization. Of those charges, approximately $4,097,000 were for severance related costs for former employees which resulted from a reduction in the work force of approximately 72 employees, 50 of which were employed at the Company's headquarters and the termination of four executive officers of the Company under the various provisions of their severance agreements. Of the remaining charges, approximately $2,165,000 related to the write-down of computer equipment and other assets and approximately $1,690,000 represented costs associated with the Company's study to enhance shareholder value.

     DEPRECIATION, AMORTIZATION AND ASSET RETIREMENTS decreased to $24,477,000 in 1992 from $34,921,000 in 1991, a decrease of $10,444,000 or 29.9%.
Approximately $9,200,000 of the decrease was due to the Company's change in the depreciable lives of the building assets from 30 years to 40 years, effective January 1, 1992.

     OPERATING INCOME decreased to $34,575,000 in 1992 from $42,889,000 in 1991, a decrease of $8,314,000 or 19.4%, primarily due to certain charges recorded in 1992, as more fully described above. Operating income before non-recurring charges and the effect of a change in estimated useful lives of buildings increased to $63,914,000 in 1992 from $50,841,000 in 1991 an increase of $13,073,000 or 25.7%. The net impact of these charges and adjustments on operating income for 1992 amounted to a net charge of $29,339,000 compared with $7,952,000 for 1991. As a percentage of total revenues, operating income decreased to 13.6% in 1992 from 17.8% in 1991.

     INTEREST INCOME decreased to $6,041,000 in 1992 from $8,442,000 in 1991, a decrease of $2,401,000 or 28.4% The decrease in interest income is primarily attributable to a $14,866,000 reduction in principal on the AEW Note in March 1992 and the corresponding reduction in interest earned thereon.

     INTEREST ON LONG-TERM DEBT decreased to $33,087,000 in 1992 from $38,713,000 in 1991, a decrease of $5,626,000 or 14.5%. The decrease in interest expense is related to the refinancing of approximately $42,000,000 in industrial revenue bond issues in 1992 and 1991 to obtain more favorable interest rates, the decline in the prime interest rate and the reduction of the average outstanding balance on the Company's Credit Facility due to improving operating cash flow.

     PARTNERS' EQUITY IN EARNINGS AND LOSSES increased to $15,081,000 in 1992 from $9,421,000 in 1991, an increase of $5,660,000 or 60.1%. The increase in partners' equity in earnings and losses is primarily attributable to a decrease in depreciation expense related to the change in building lives of properties owned by the combined partnerships and joint ventures from 30 years to 40 years and to the increase in earnings of the Development Partnership. As of December 31, 1992, the Development Partnership operated 28 inns compared to 26 inns as of December 31, 1991. Partners' equity in earnings and losses in 1992 was also impacted by a $1,214,000 adjustment to reallocate losses of a joint venture to the Company.

     NET GAIN (LOSS) ON PROPERTY AND INVESTMENT TRANSACTIONS increased to $282,000 in 1992 from a loss of ($1,012,000) in 1991. The majority of the 1991 loss was the result of write-downs on four properties partially offset by gains on three land condemnations.

     The Company's effective tax rate for 1992 was primarily affected by deferred tax benefits that had not been recognized related to certain charges incurred during the year.

     For the reasons discussed above, the Company reported a LOSS BEFORE EXTRAORDINARY ITEMS of ($7,796,000) in 1992 compared with the earnings before extraordinary items of $1,398,000 in 1991, a decrease of $9,194,000.

     The Company reported EXTRAORDINARY ITEMS, NET OF INCOME TAXES of ($958,000) in 1992 compared with ($1,269,000) in 1991. The extraordinary items reported in each period were primarily a result of the refinancing of three industrial revenue bond issues totaling $12,910,000 in principal in 1992 and nine industrial revenue bond issues totaling $28,950,000 in principal in 1991. Extraordinary items in 1992 also relate to the early extinguishment of the Company's 10% Convertible Subordinated Debentures due 2002.

     For the reasons discussed above, the Company reported a NET LOSS of ($8,754,000) in 1992 compared with net earnings of $129,000 in 1991, a decrease of $8,883,000.

CAPITAL RESOURCES AND LIQUIDITY

     The Company has historically financed its development program through partnerships with financial institutions, a public debt offering and borrowings under the Company's Credit Facilities. During the years ended December 31, 1993 and 1992, the Company funded a majority of its development program through the Development Partnership. The Company's inns and adjacent restaurant land and buildings are substantially pledged to secure long-term debt of the Company. Distributions of cash, if any, from the Company's joint ventures and partnerships are made from cash available after payment of operating expenses, debt service, capital expenditures and acquisition and development of new inns.

     At December 31, 1993, the Company had $23,848,000 of cash and cash equivalents, an increase of $10,987,000 from December 31, 1992. The increase was due to the collection of $19,300,000 on AEW Partners' obligation to the Development Partnership in December 1993. In July 1993, the Company completed negotiations on a new $40,000,000 Secured Line of Credit and $30,000,000 Secured Term Credit Facility. On December 22, 1993, the Company completed negotiations on an additional $30,000,000 Secured Line of Credit which bore interest at the prime rate plus 1/2%. The additional Line of Credit matured upon the closing of the amendment to the $40,000,000 Secured Line of Credit and $30,000,000 Secured Term Credit Facility more fully discussed below. At December 31, 1993 the Company had approximately $31,380,000 available on its credit facility.

     In January 1994, the Company completed negotiations to amend the $40,000,000 Secured Line of Credit and increase the Secured Term Credit Facility from $30,000,000 to $145,000,000. Borrowings under the $40,000,000 secured line of credit, which will expire May 30, 1997 will be made at varying interest rates of LIBOR plus 1 3/4%, the prime rate, or certificate of deposit rate plus 1 7/8%. Borrowings under the $145,000,000 Secured Term Credit Facility, which will expire May 31, 2000, will be made through October 31, 1994 and will bear interest at varying interest rates of LIBOR plus 2%, the prime rate plus 1/4%, or certificate of deposit rate plus 2 1/8%. Amounts borrowed under the Secured Term Credit Facility will require semi-annual principal payments commencing November 30, 1994 through May 31, 2000. In February 1994, the Company used the Secured Term Credit Facility to retire $65,742,000 of 11.25% mortgage debt assumed through the acquisition of LQP, which would have matured in November 1994. As of February 28, 1994, the Company had $27,125,000 available on its credit facility.

     At December 31, 1993, the AEW Note to the Development Partnership had been fully collected. The Company anticipates that substantially all of its development activity in 1994 will occur through the Development Partnership by using the Partnership's available cash and cash from operations and that no distributions of cash will be made to partners.

     Net cash provided by operating activities increased to $77,364,000 in 1993 from $60,543,000 in 1992, an increase of $16,821,000 or 27.8%. The increase was due to increased inn revenues and an increase in accounts payable and accrued expenses due to the timing of payment. Net cash provided by operating activities increased to $60,543,000 in 1992 from $54,056,000 in 1991, an increase of $6,487,000 or 12.0%. The majority of the increase was due to an increase in inn revenues as a result of increased occupancy and average room rates.

     Net cash used by investing activities increased to $145,027,000 in 1993 from $15,166,000 in 1992, an increase of $129,861,000. The increase was related to the acquisition of LQP, the acquisition of partners' interest in 14 unincorporated joint ventures and partnerships, the acquisition of eleven inns and capital expenditures related to the Company's image enhancement program. Net cash used by investing activities decreased to $15,166,000 in 1992 from $35,083,000 in 1991, a decrease of $19,917,000 or 56.8%. This decrease resulted from no inns being acquired during 1992 compared to three inns and a partner's interest in an additional five inns in 1991.

     Net cash provided by financing activities was $78,650,000 in 1993 compared to net cash used by financing activities of ($40,471,000) in 1992. The increase in cash provided by financing activities was the result of the issuance of the 9 1/4% Senior Subordinated Notes due 2003, the collection of the AEW Note and the decrease in distributions to partners partially offset payments on long-term debt. Net cash used by financing activities increased to $40,471,000 in 1992 from $24,428,000 in 1991, an increase of $16,043,000 or 65.7%. This increase was primarily impacted by a reduction of the Company's average outstanding balance on the Credit Facility.

COMMITMENTS

     In accordance with the unincorporated partnership or joint venture agreements executed by the Company, La Quinta is committed to advance funds necessary to cover operating expenses of a joint venture. In addition, four other unincorporated partnerships and joint ventures executed promissory notes in which the Company guaranteed to fund amounts not to exceed $4,985,000 in the aggregate.

     The estimated additional cost to complete the conversion and renovation of inns for which commitments have been made is $36,455,000 at December 31, 1993, of which includes amounts for the Company's image enhancement program that were in process or under contract. Funds on hand, committed and anticipated from cash flow are sufficient to complete these projects.

     The Company has undertaken a comprehensive chainwide image enhancement program intended to give its properties a new, fresh, crisp appearance while preserving their unique character. The program features new signage displaying a new logo as well as exterior and lobby upgrades including brighter colors, more extensive lighting, additional landscaping, enhanced guest entry and full lobby renovation with contemporary furnishings and seating area for continental breakfast. In the first quarter of 1993, the Company began its property and image enhancement program on the La Quinta inns it manages or owns. The Company anticipates that $36,379,000 will be needed to complete the project, including $27,493,000 related to work which was in process or under contract at December 31, 1993. The Company intends to fund its image enhancement program through funds generated from operations and available on its Credit Facility. The Company does not anticipate the funding of this program will have an adverse effect on its ability to fund its operations.

     Under the terms of a Partnership agreement between the Company and AEW Partners, the Company maintains a reserve for renovating, remodeling and conversion of the inns in the Development Partnership based on 5% of gross room revenue of the Partnership which includes certain amounts required by loan agreements. At December 31, 1993 and 1992 the Company had $3,833,000 and $3,920,000, respectively, of restricted cash which is classified as investments.

     In accordance with the requirements of an escrow agreement related to a pool of mortgage notes executed by the Company and a third party lender, the Company is required to make annual deposits into an escrow account for the purpose of establishing a reserve for the replacement of furnishings, fixtures and equipment used on or incorporated into the mortgaged properties. The Company shall be relieved of its obligation to make such annual deposits for any year in which the escrow account has an aggregate balance of $2,431,000. At December 31, 1993 and 1992, the Company had reserved $2,431,000 and $5,754,000, respectively.

     In 1993, the Company entered into a ten year operating lease for its corporate headquarters in San Antonio. In addition, the Company entered into a ten year lease in December 1993 to house the Company's reservation facilities.

     Funds on hand, anticipated from future cash flows and available on the Company's Credit Facility are sufficient to fund operating expenses, debt service and other capital requirements through at least the end of 1994.
The Company will evaluate from time to time the necessity of other financing alternatives.

SEASONALITY

     Demand, and thus room occupancy, is affected by normally recurring seasonal patterns and, in most La Quinta inns, is higher in the spring and summer months (March through August) than in the balance of the year.

INCOME TAXES

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This Statement requires the use of the asset and liability method of accounting for deferred income taxes and was implemented in 1993. The impact of the Statement's implementation has been disclosed in note 4 of Notes to Combined Financial Statements.

INFLATION

     The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the revenues or net earnings (loss) of the Company in the three most recent years.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              LA QUINTA INNS, INC.

                            COMBINED BALANCE SHEETS
                       (in thousands, except share data)
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------



                                                              December 31
                                                          --------------------
ASSETS                                                     1993         1992
                                                          -----         -----
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . .  $23,848       $12,861
  Receivables:
    Trade. . . . . . . . . . . . . . . . . . . . . . . .    6,744         4,093
    La Quinta Motor Inns Limited Partnership . . . . . .       --           364
    Other. . . . . . . . . . . . . . . . . . . . . . . .    3,191         2,167
    Income taxes . . . . . . . . . . . . . . . . . . . .       --         1,076
  Supplies . . . . . . . . . . . . . . . . . . . . . . .    5,921         4,554
  Prepaid expenses . . . . . . . . . . . . . . . . . . .      581           341
                                                          -------       -------
      Total current assets . . . . . . . . . . . . . . .   40,285        25,456
                                                          -------       -------
Notes receivable, excluding current installments
  (net of allowance of $3,167 and $3,058) . . . . . . . .   7,683         7,696
                                                          -------       -------
Investments, including joint ventures accounted for
  on the equity method (notes 6, 9, 12 and 14)  . . . . .   6,583        10,296
                                                          -------       -------
Properties held for sale, at estimated net realizable
  value . . . . . . . . . . . . . . . . . . . . . . . . .   3,401         3,920
                                                          -------       -------
Land held for future development, at cost. . . . . . . .    1,452         1,452
                                                          -------       -------
Property and equipment, at cost, substantially all
  pledged (notes 2, 7 and 14):
  Buildings. . . . . . . . . . . . . . . . . . . . . . .  660,278       512,317
  Furniture, fixtures and equipment. . . . . . . . . . .  114,113        90,715
  Land and leasehold improvements. . . . . . . . . . . .  129,862        94,836
                                                          -------       -------
      Total property and equipment . . . . . . . . . . .  904,253       697,868
  Less accumulated depreciation and amortization . . . .  230,917       214,398
                                                          -------       -------
      Net property and equipment . . . . . . . . . . . .  673,336       483,470
                                                          -------       -------
Deferred charges and other assets, at cost
  less applicable amortization . . . . . . . . . . . . .   11,501         6,893
                                                          -------       -------
      Total assets . . . . . . . . . . . . . . . . . . . $744,241      $539,183
                                                          -------       -------
                                                          -------       -------

                See accompanying notes to combined financial statements.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                              LA QUINTA INNS, INC.

                            COMBINED BALANCE SHEETS
                       (in thousands, except share data)
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


                                                                                     December 31
                                                                                  -----------------
                                                                                    1993      1992
                                                                                  ------     ------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (notes 2 and 14). . . . . . . . .        $ 22,491  $ 21,711
  Accounts payable:
    Trade. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,282     9,217
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,584     5,468
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,830        --
  Accrued expenses:
    Payroll and employee benefits. . . . . . . . . . . . . . . . . . . . .          17,620    12,852
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,379     1,016
    Property taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,994     7,233
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,870     1,198
                                                                                  --------  --------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . .          79,050    58,695
                                                                                  --------  --------
Long term debt, excluding current installments (notes 2 and 14). . . . . .         414,004   274,824
                                                                                  --------  --------
Deferred gain (note 12). . . . . . . . . . . . . . . . . . . . . . . . . .             143     1,618
                                                                                  --------  --------
Deferred income taxes, pension and other . . . . . . . . . . . . . . . . .          16,011    17,665
                                                                                  --------  --------
Partners' capital (notes 3 and 14) . . . . . . . . . . . . . . . . . . . .          85,976    62,060
                                                                                  --------  --------
Shareholders' equity (notes 2 and 5):
  Common stock ($.10 par value; 40,000,000 shares authorized;
    32,111,364 and 14,668,074 shares issued). . . . . . . . . . . . . . ..           3,211     1,467
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .          60,573    56,749
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .         100,059    80,773
  Minimum pension liability adjustment (note 6). . . . . . . . . . . . . .          (1,458)       --
                                                                                  --------  --------

                                                                                   162,385   138,989

  Less treasury stock, at cost (1,732,867 and 1,273,416 shares). . . . . .          13,328    14,668
                                                                                  --------  --------
      Total shareholders' equity . . . . . . . . . . . . . . . . . . . . .         149,057   124,321

Commitments and contingencies (notes 7, 9, and 10)
                                                                                  --------  --------
      Total liabilities and shareholders' equity . . . . . . . . . . . . .        $744,241  $539,183
                                                                                  --------  --------
                                                                                  --------  --------


            See accompanying notes to combined financial statements.
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                              LA QUINTA INNS, INC.

                       COMBINED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


                                                                                    Years Ended December 31
                                                                            --------------------------------------
                                                                                1993           1992          1991
                                                                              -------        -------       ------
Revenues:
  Inn. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $258,529       $239,826       $227,096
  Restaurant rental and other. . . . . . . . . . . . . . . . . . . . .          6,464          7,208          6,910
  Management services (notes 12 and 14). . . . . . . . . . . . . . . .          6,857          7,088          6,882
                                                                             --------       --------       --------
    Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . .        271,850        254,122        240,888
                                                                             --------       --------       --------

Operating costs and expenses:
  Direct . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        148,915        135,790        135,443
  Corporate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,450         23,961         19,683
  Provision for write-down of partnership investments,
    land and other (note 8). . . . . . . . . . . . . . . . . . . . . .             --         28,383          3,855
  Severance and other employee related costs (note 8). . . . . . . . .             --          6,936          4,097
  Performance stock option (note 5). . . . . . . . . . . . . . . . . .          4,407             --             --
  Depreciation, amortization and fixed asset retirements (note 1). . .         23,711         24,477         34,921
                                                                             --------       --------       --------
    Total operating costs and expenses . . . . . . . . . . . . . . . .        196,483        219,547        197,999
                                                                             --------       --------       --------
    Operating income.. . . . . . . . . . . . . . . . . . . . . . . . .         75,367         34,575         42,889
                                                                             --------       --------       --------
Other (income) expense:
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . .         (5,147)        (6,041)        (8,442)
  Interest on long-term debt:. . . . . . . . . . . . . . . . . . . . .         31,366         33,087         38,713
  Partners' equity in earnings and losses (note 3) . . . . . . . . . .         12,965         15,081          9,421
                                                                             --------       --------       --------
      Earnings (loss) before property and investment transactions. . .         36,183         (7,552)         3,197
Net gain (loss) on property and investment transactions
    (note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,347)           282         (1,012)
                                                                             --------       --------       --------
      Earnings (loss) before income taxes, extraordinary
        items and cumulative effect of accounting change . . . . . . .         31,836         (7,270)         2,185
Income taxes (note 4). . . . . . . . . . . . . . . . . . . . . . . . .         12,416            526            787
                                                                             --------       --------       --------
      Earnings (loss) before extraordinary items and cumulative
        effect of accounting change. . . . . . . . . . . . . . . . . .         19,420         (7,796)         1,398
Extraordinary items, net of income taxes (note 2). . . . . . . . . . .           (619)          (958)        (1,269)
                                                                             --------       --------       --------
      Earnings (loss) before cumulative effect of accounting
        change . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,801         (8,754)           129
Cumulative effect of accounting change (note 4). . . . . . . . . . . .          1,500             --             --
                                                                             --------       --------       --------
      Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . .      $  20,301     $   (8,754)     $     129
                                                                             --------       --------       --------
                                                                             --------       --------       --------
Earnings (loss) per common and common equivalent share:
      Earnings (loss) before extraordinary items and
        cumulative effect of accounting change . . . . . . . . . . . .      $     .61     $     (.26)     $     .05
      Extraordinary items, net of income taxes . . . . . . . . . . . .           (.02)          (.03)          (.05)
      Cumulative effect of accounting change . . . . . . . . . . . . .            .05             --             --
                                                                             --------       --------       --------
      Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . .      $     .64     $     (.29)      $     --
                                                                             --------       --------       --------
                                                                             --------       --------       --------

Weighted average number of common and common
  equivalent shares outstanding, as restated (note 5). . . . . . . . .         31,537         30,201        29,704
                                                                             --------       --------       --------
                                                                             --------       --------       --------

             See accompanying notes to combined financial statements.
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                              LA QUINTA INNS, INC.

                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                                                                                             Minimum
                                                                                    Additional               Pension
                                                 Common Stock     Treasury Stock     Paid-In    Retained    Liability
                                                ---------------   ---------------
                                                Shares   Amount   Shares   Amount    Capital    Earnings    Adjustment    Total
                                                ---------------   ------  --------   -------    --------   -----------  ---------
Balances at December 31, 1990. . . . . . . .    14,668   $1,467   (1,548) $(17,839)  $55,878     $89,661   $      --     $129,167
  Stock options. . . . . . . . . . . . . . .        --       --       90     1,066        76          --          --        1,142
  Redemption of stock rights . . . . . . . .        --       --       --        --        --        (263)         --         (263)
  Net earnings . . . . . . . . . . . . . . .        --       --       --        --        --         129          --          129
                                                ------  -------  -------  --------    -------    -------    ---------    --------
Balances at December 31, 1991. . . . . . . .    14,668    1,467   (1,458)  (16,773)   55,954      89,527          --      130,175
  Stock options. . . . . . . . . . . . . . .        --       --      185     2,105       795          --          --        2,900
  Net loss . . . . . . . . . . . . . . . . .        --       --       --        --        --      (8,754)         --       (8,754)
                                                -------   ------  ------   -------    ------     -------    --------     --------
Balances at December 31, 1992. . . . . . . .    14,668    1,467   (1,273)  (14,668)   56,749      80,773          --      124,321
  Effect of stock split at October 1, 1993 .     6,740      674       --        --      (674)         --          --          --
  Effect of stock split at March 15, 1994. .    10,703    1,070     (578)       --    (1,070)         --          --          --
  Stock options. . . . . . . . . . . . . . .        --       --      118     1,340     5,568          --          --       6,908
  Dividends paid . . . . . . . . . . . . . .        --       --       --        --        --      (1,015)         --      (1,015)
  Net earnings . . . . . . . . . . . . . . .        --       --       --        --        --      20,301          --      20,301
  Minimum pension liability adjustment . . .        --       --       --        --        --          --      (1,458)     (1,458)
                                                -------   ------  ------   -------    ------     -------    --------    --------

Balances at December 31, 1993. . . . . . . .    32,111   $3,211   (1,733) $(13,328)  $60,573    $100,059     $(1,458)   $149,057
                                                -------   ------  ------   -------    ------     -------    --------    --------
                                                -------   ------  ------   -------    ------     -------    --------    --------

            See accompanying notes to combined financial statements.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            LA QUINTA INNS, INC.

                     COMBINED STATEMENTS OF CASH FLOWS
                               (in thousands)
- ----------------------------------------------------------------------------

                                                                                  Years ended December 31
                                                                     -----------------------------------------
                                                                          1993           1992            1991
                                                                        ------         ------           -----
Cash flows from operating activities
  Net earnings (loss) .. . . . . . . . . . . . . . . . . . .           $  20,301      $  (8,754)     $     129
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
      Depreciation and amortization of property and
        equipment. . . . . . . . . . . . . . . . . . . . . .              22,994         22,700         32,354
      Amortization of deferred charges . . . . . . . . . . .               1,651          1,446          1,676
      Loss on retirement of fixed assets . . . . . . . . . .                 156          1,074          1,536
      Non-recurring, non-cash charges. . . . . . . . . . . .                  --         32,913          1,380
      Performance stock options. . . . . . . . . . . . . . .               4,407             --             --
      (Gain) loss on sale of assets. . . . . . . . . . . . .                (616)          (282)         1,012
      Undistributed earnings of affiliates . . . . . . . . .                  50             72            441
      Partners' equity in earnings and losses. . . . . . . .              12,965         15,081          9,421
      Cumulative effect of change in accounting for
        income taxes . . . . . . . . . . . . . . . . . . . .              (1,500)            --             --
                                                                       ---------      ---------      ---------
      Net cash provided by operating activities before
        changes in operating assets and liabilities. . . . .              60,408         64,250         47,949
                                                                       ---------      ---------      ---------
  Changes in operating assets and liabilities:
      Receivables  . . . . . . . . . . . . . . . . . . . . .              (1,832)           410          3,336
      Income taxes . . . . . . . . . . . . . . . . . . . . .               2,906         (1,244)         3,501
      Supplies and prepaid expenses. . . . . . . . . . . . .                (991)           584            138
      Accounts payable and accrued expenses. . . . . . . . .              13,685            947          6,869
      Deferred charges and other assets. . . . . . . . . . .                 460           (969)        (2,386)
      Deferred credits and other . . . . . . . . . . . . . .               2,728         (3,435)        (5,351)
                                                                       ---------      ---------      ---------
          Net cash provided by operating activities. . . . .              77,364         60,543         54,056
                                                                       ---------      ---------      ---------
Cash flows from investing activities:
   Capital expenditures . . . . . . . . . . . . . . . . . .              (32,623)       (15,529)       (13,803)
   Proceeds from property transactions. . . . . . . . . . .                  982          1,998          1,576
   Purchase and conversion of inns. . . . . . . . . . . . .              (38,858)        (4,060)       (15,487)
   Purchase of partners' equity interests . . . . . . . . .              (78,169)            --         (3,546)
   Decrease (increase) in notes receivable and
        other investments. . . . . . . . . . . . . . . . . .               3,641          2,425         (3,823)
                                                                       ---------      ---------      ---------
          Net cash used by investing activities. . . . . . .            (145,027)       (15,166)       (35,083)
                                                                       ---------      ---------      ---------

Cash flows from financing activities:
   Proceeds from secured line of credit and
        long-term borrowings . . . . . . . . . . . . . . . .             223,198         61,275         47,957
   Principal payments on secured line of credit
       and long-term borrowings  . . . . . . . . . . . . . .            (178,528)      (101,156)       (77,940)
   Capital contributions by partners . . . . . . . . . . . .              35,908         15,216         18,226
   Capital distributions to partners . . . . . . . . . . . .              (3,414)       (18,706)       (13,550)
   Dividends to shareholders . . . . . . . . . . . . . . . .              (1,015)            --             --
   Net proceeds from stock transactions  . . . . . . . . . .               2,501          2,900            879
                                                                       ---------      ---------      ---------
          Net cash provided (used) by
            financing activities . . . . . . . . . . . . . .              78,650        (40,471)       (24,428)
                                                                       ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents . . . . . .              10,987          4,906         (5,455)
Cash and cash equivalents at beginning of period . . . . . .              12,861          7,955         13,410
                                                                       ---------      ---------      ---------
Cash and cash equivalents at end of period . . . . . . . . .           $  23,848      $  12,861      $   7,955
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------


             See accompanying notes to combined financial statements.
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                              LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

     The Company develops, owns and operates inns. The combined financial statements include the accounts of subsidiaries (all wholly-owned) and unincorporated partnerships and joint ventures in which the Company has at least a 40% interest and exercises substantial legal, financial and operational control. All significant intercompany accounts and transactions have been eliminated in combination. Investments in other unconsolidated affiliates in which the Company has less than a 40% ownership interest and over which the Company has the ability to exercise significant influence are accounted for using the equity method. Certain reclassifications of prior period amounts have been made to conform with the current period presentation.

PARTNERS' CAPITAL

     Partners' capital at December 31, 1992 is shown net of a $35,908,000 note receivable to La Quinta Development Partners, L.P. ("LQDP" or the "Development Partnership") representing a portion of the initial capital contribution to LQDP by AEW Partner's L.P. Collections on this note are reflected as an increase to partners' capital. In 1993, the outstanding balance of this note was fully collected.

PROPERTY AND EQUIPMENT

     Depreciation and amortization of property and equipment for 1993 and 1992 are computed using the straight-line method over the following estimated useful lives:

          Buildings............................................    40 years
          Furniture, fixtures and equipment....................  4-10 years
          Leasehold and land improvements...................... 10-20 years

     Maintenance and repairs are charged to operations as incurred. Expenditures for improvements are capitalized.

     During the third quarter of 1992, the Company changed the estimated useful lives of its buildings from 30 years to 40 years effective January 1, 1992, based on a review of the depreciable lives of its assets.

CASH EQUIVALENTS

     All highly liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents.

DEFERRED CHARGES

     Deferred charges consist primarily of issuance costs related to Senior Subordinated Notes due 2003, Industrial Development Revenue Bonds ("IRB"), loan fees, preopening and organizational costs. Issuance costs are amortized over the life of the related debt using the interest method. Preopening costs are amortized over two years, organizational costs over five years and loan fees over the respective terms of the loans using the straight-line method.

SELF-INSURANCE PROGRAMS

     The Company uses a paid loss retrospective self-insurance plan for general and auto liability and workers' compensation. Predetermined loss limits have been arranged with insurance companies to limit the Company's per occurrence cash outlay.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

     The Company maintains a self-insurance program for major medical and hospitalization coverage for employees and dependents which is partially funded by payroll deductions. Payments for major medical and hospitalization to individual participants less than specified amounts are self-insured by the Company. Claims for benefits in excess of these amounts are covered by insurance purchased by the Company.

     Provisions have been made in the combined financial statements which represent the expected future payments based on estimated ultimate cost for incidents incurred through the balance sheet date.

INCOME TAXES

     Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. In 1993, the Company recorded an adjustment to income of $1,500,000 which represents the net decrease of the deferred tax liability at January 1, 1993. Such amount has been reflected in the combined statement of operations for the year ended December 31, 1993 as the cumulative effect of an accounting change. Prior years' financial statements have not been restated to apply the provisions of SFAS
109. The deferred method under APB Opinion 11 was applied in 1992 and prior years.

EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are computed on the basis of the weighted average number of common and common equivalent (dilutive stock options) shares outstanding in each year after giving retroactive effect to the stock splits effected as stock dividends as discussed in note 5 of these Combined Financial Statements. Shares of the Company's common stock issuable upon conversion of the Development Partnership Units are antidilutive at December 31, 1993 and prior years. Primary and fully diluted earnings (loss) per share are not significantly different.

PROPERTIES HELD FOR SALE

     Properties held for sale are stated at the lower of cost or estimated net realizable value. Charges to reduce the carrying amounts of properties held for sale to estimated net realizable value are recognized in income. The Company recorded charges of $9,926,000 in 1992 and $2,145,000 in 1991 in the statements of operations related to the write-down of properties held for sale.


(2)  LONG-TERM DEBT

                                                                       December 31,
                                                                       ------------
                                                                      1993        1992
                                                                      ----        ----
                                                                       (in thousands)
Mortgage loans maturing 1994-2015 (9.4% weighted average).........  $179,418    $194,085

Industrial Development Revenue Bonds, maturing 1994-2012
(7.3% weighted average)...........................................    72,682      79,450

Senior subordinated notes, due 2003 (9.25%).......................   120,000         -

Bank secured term credit facility, maturing May 31, 2000 (5.6%)...    28,620         -

Bank secured line of credit (5.4% at December 31, 1993)...........    35,775      23,000
                                                                    --------     -------
    Total.........................................................   436,495     296,535

Less current installments.........................................    22,491      21,711
                                                                     -------    --------
    Net long-term debt............................................   $414,004   $274,824
                                                                     --------   --------
                                                                     --------   --------

     At December 31, 1993, the Company had a $40,000,000 Secured Line of Credit, renegotiated in July 1993, and a $30,000,000 Secured Term Credit Facility with participating banks. On December 22, 1993, the Company completed negotiations on an additional $30,000,000 Secured Line of Credit which bore interest at the prime rate plus 1/2%. At December 31, 1993, the Company had $31,380,000 available on its Secured Term and Line of Credit. In January 1994, the Company completed negotiations to amend the $40,000,000 Secured Line of Credit and increase its Secured Term Credit Facility from $30,000,000 to $145,000,000. Borrowings under the

$40,000,000 Secured Line of Credit, which will expire May 30, 1997 will be made at varying interest rates of LIBOR plus 1 3/4%, the prime rate, or certificate of deposit rate plus 1 7/8%. Borrowings under the $145,000,000 Secured Term Credit Facility, which will expire May 31, 2000, will be made through October 31, 1994 and will bear interest at varying interest rates of LIBOR plus 2%, the prime rate plus 1/4%, or certificate of deposit rate plus 2 1/8%. Amounts borrowed under the Secured Term Credit Facility will require semi-annual principal payments commencing November 30, 1994 through May 31, 2000. The Company pays a commitment fee of .5% per annum on the undrawn portion of the credit line. The annual maturities reflect the payment terms of the amended and restated Secured Line of Credit and Secured Term Credit Facility. Commitment fees totaled $164,000, $105,000 and $71,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

     Annual maturities for the four years subsequent to December 31, 1994 are as follows:


                                        (in thousands)
          1995. . . . . . . . . . . . .      $28,487
          1996. . . . . . . . . . . . .       29,548
          1997. . . . . . . . . . . . .       66,598
          1998. . . . . . . . . . . . .       36,205


     Interest paid during the years ended December 31, 1993, 1992 and 1991 amounted to $27,913,000, $32,523,000 and $38,320,000, respectively.

     In December 1993, the Company assumed the outstanding mortgage notes payable of La Quinta Motor Inns Master Limited Partnership ("LQP") totaling $65,962,000 (see note 14). The notes bear interest at 11 1/4% and mature on November 1, 1994. Subsequent to December 31, 1993, the Company paid off the entire outstanding balance with proceeds from its renegotiated Secured Term Credit Facility. In 1993, the Company recognized an extraordinary loss of $986,000 ($602,000 net of income taxes) related to the prepayment fees for the early retirement of this debt.

     In 1993, the Company completed an offering of $120,000,000 in principal amount of 9 1/4% Senior Subordinated Notes due 2003. The proceeds of the financing and the Secured Term Credit Facility were used to partially fund the acquisitions of partners' interests in certain consolidated partnerships and joint ventures and to prepay approximately $106,000,000 of existing
indebtedness.   In addition, the Company refinanced three issues of IRBs
totaling $11,200,000 in 1993. In 1992, the Company refinanced three issues of IRBs totaling $12,910,000 and retired its 10% Convertible Subordinated Debentures due 2002. The Company reported extraordinary items, net of income taxes, of $3,062,000 and $958,000 in 1993 and 1992, respectively, related to these refinancings and retirements.

     In May 1993, the Company conveyed title to the property in which its corporate headquarters was located to the lender holding a $10.1 million non-recourse mortgage on the property. Completion of this transaction resulted in the elimination of the liability for the non-recourse mortgage on the Company's balance sheet. The Company recognized a loss on property transactions of $4,900,000 related to the write-down of the property to its estimated fair value and an extraordinary gain of $4,991,000, $3,045,000 net of income taxes, for the difference between the carrying amount of the debt and the estimated fair value of the building.

     The Company is obligated by agreements relating to seventeen issues of IRBs in an aggregate amount of $55,515,000 to purchase the bonds at face value prior to maturity under certain circumstances. The bonds have floating interest rates which are indexed periodically. Bondholders may, when the rate is changed, put the bonds to the designated remarketing agent. If the remarketing agent is unable to resell the bonds, it may draw upon an irrevocable letter of credit which secure the IRBs. In such event, the Company would be required to repay the funds drawn on the letters of credit within 24 months.

     As of December 31, 1993 no draws had been made upon any such letters of credit. The schedule of annual maturities shown above includes these IRBs as if they will not be subject to repayment prior to maturity. Assuming all bonds under such IRB arrangements are presented for payment prior to December 31, 1994 and the remarketing agents are unable to resell such bonds, the maturities of long-term debt shown above would increase by $42,210,000 for the year ending December 31, 1995.

     In January 1992, the Company entered into several five year interest rate swap agreements with a commercial bank in order to manage exposure to fluctuations in interest rates on certain floating rate long-term obligations. The agreement effectively changes the Company's interest rate exposure on approximately $39,050,000 and $13,218,000 of certain floating rate IRBs outstanding at December 31, 1993 to fixed rates of 5.26% and 6.5%, respectively. Net payments or receipts due under these agreements are included as adjustments to interest expense. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements, however, the Company does not anticipate nonperformance by the counterparty.

     The Secured Line of Credit, Secured Term Credit Facility and certain agreements associated with IRBs are governed by a uniform covenant agreement. The most restrictive covenants preclude the following: payment of cash dividends in excess of defined limits, limitations on the incurrence of debt, mergers, sales of substantial assets, loans and advances, certain investments or any material changes in character of business. The agreement contains provisions to limit the total dollar amounts of certain investments and capital expenditures.

     The Company's 9 1/4% Senior Subordinated Notes are governed by a Trust Indenture dated May 15, 1993. The Trust Indenture contains certain covenants for the benefit of holders of the notes, including, among others, covenants placing limitations on the incurrence of debt, dividend payments, certain investments, transactions with related persons, asset sales, mergers and the sale of substantially all the assets of the Company.

     At December 31, 1993, the Company was in compliance with all restrictions and covenants.

(3)  UNINCORPORATED VENTURES AND PARTNERSHIPS

     Summary financial information with respect to unincorporated ventures and partnerships included in the combined financial statements follows. In 1993 the Company acquired several unincorporated ventures and partnerships which are included in the December 1992 financial information for the balance sheet and statement of operations which are not included in the balance sheet at December 31, 1993 or statement of operations for a full year in 1993. LQP was not included in the balance sheet or income statement for 1992, however, as a result of the acquisition of Units by the Company the financial information below includes assets and liabilities at December 31, 1993 and operations for the month of December 31, 1993 (also see note 14):


                                                                                                    December 31,
                                                                                               --------------------
                                                                                               1993            1992
                                                                                               ----            ----
                                                                                                  (in thousands)
ASSETS
Total current assets.....................................................................  $ 27,956         $ 14,924
Notes receivable, excluding current installments.........................................     2,668            2,665
Investments and other assets.............................................................     5,883            6,464
Property and equipment, net..............................................................   252,343          205,075
                                                                                           --------         --------
                                                                                           $288,850         $229,128
                                                                                           --------         --------
                                                                                           --------         --------

LIABILITIES AND OWNERS' EQUITY
Total current liabilities................................................................  $ 28,542         $ 28,032
Long-term debt, excluding current installments............................................   97,465           93,264
Deferred credits..........................................................................       10              244
Owners' equity:
     Company's............................................................................   76,857           45,528
     Partners'............................................................................   85,976           62,060
                                                                                           --------         --------
                                                                                           $288,850         $229,128
                                                                                           --------         --------
                                                                                           --------         --------


                                                                                                 Years Ended December 31,
                                                                                            ------------------------------------
                                                                                           1993           1992         1991
                                                                                         ---------      ---------    -----------
                                                                                                       (in thousands)
Revenues................................................................................ $104,394        $119,040     $111,880
Operating costs and expenses............................................................   75,661          85,127       87,417
                                                                                         --------        --------     --------
Operating income........................................................................   28,733          33,913       24,463
Other deductions, principally interest..................................................   (5,690)         (7,794)      (8,040)
                                                                                         --------        --------     --------
Earnings before gain on property transactions...........................................   23,043          26,119       16,423
Gain on property transactions...........................................................      324              73        1,339
                                                                                         ---------     ----------      --------
Earnings before extraordinary items.....................................................   23,367          26,192       17,762
Extraordinary items.....................................................................     (133)           (280)        -
                                                                                         ---------     -----------     --------
     Pretax earnings.................................................................... $ 23,234      $   25,912     $ 17,762
                                                                                         ---------     -----------    ---------
                                                                                         ---------     -----------    ---------
Equity in pretax earnings:
     Company's ......................................................................... $ 10,269      $   10,831     $  8,341
     Partners'..........................................................................   12,965          15,081        9,421
                                                                                         ---------     ----------    ---------
                                                                                         $ 23,234      $   25,912     $ 17,762
                                                                                         ---------     ----------     --------
                                                                                         ---------     ----------     --------

(4)  INCOME TAXES

     As discussed in note 1, the Company adopted SFAS 109 effective January 1, 1993.

     Income tax expense attributable to income from continuing operations consists of:


                                           Years Ended December 31,
                               -------------------------------------------
                                1993                 1992            1991
                               -------             -------         -------
                                               (in thousands)
Federal
  Current                      $ 8,752             $ 3,818         $ 4,970
  Deferred                       1,918              (3,759)         (4,262)
                               -------             -------         -------
                                10,670                  59             708
                               -------             -------         -------

State
  Current                          974                 937             707
  Deferred                         772                (470)           (628)
                               -------             -------         -------
                                 1,746                 467              79
                               -------             -------         -------

Total                          $12,416             $   526         $   787
                               -------             -------         -------
                               -------             -------         -------

     The effective tax rate varies from the statutory rate for the following reasons:


                                                              Years Ended December 31,
                                                        -------------------------------------
                                                        1993            1992           1991
                                                        ----            ----           ----
                                                                  (in thousands)
Tax expense (benefit) at statutory rate.............  $11,143         $(2,472)        $  743
Unrecognized tax benefits of write-downs of
     partnerships, investments and other............        -           2,856              -
Targeted jobs tax credit............................      (39)           (109)          (182)
Capital gains.......................................        -             (13)           (31)
State income taxes..................................    1,157             491             80
Other, net..........................................      155            (227)           177
                                                       -------        -------         ------
  Provision for income taxes........................  $12,416          $  526          $ 787
                                                       -------         ------          -----
                                                       -------         ------          -----

     The following are cash transactions relating to the Company's income taxes:

                                                        Years Ended December 31,
                                                  -------------------------------------
                                                   1993           1992           1991
                                                   ----           ----           ----
                                                              (in thousands)
Income taxes paid                                 $5,953         $5,459         $4,012
                                                  ------         ------         ------
                                                  ------         ------         ------
Income tax refund                                 $   71         $   99         $2,338
                                                  ------         ------         ------
                                                  ------         ------         ------

     For the years ended December 31, 1992 and 1991, deferred income tax expense resulted from timing differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of those timing differences are presented below:


                                                        Years Ended December 31,
                                                  --------------------------------
                                                      1992                      1991
                                                     ------                    ------
                                                            (in thousands)
Depreciation and asset write-downs..............    $ 1,101                   $(1,242)
Capitalized loan interest.......................        335                       351
State income taxes..............................       (208)                     (500)
Installment sales...............................       (124)                      (99)
Deferred gain...................................         24                        24
Partners' losses recognized by Company..........       (398)                       80
Expense provisions, including non-recurring charges  (4,017)                   (2,914)
Preopening costs....................................    (33)                      (94)
Minimum tax.........................................   (658)                     (257)
Targeted jobs tax credit...........................     (26)                      (23)
Special partnership allocations....................     347                        (3)
Other, net.........................................    (572)                     (213)
                                                      ------                   -------
                                                    $(4,229)                  $(4,890)
                                                    -------                   --------
                                                    -------                   --------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1993 are presented below:


                                                                                           (in thousands)
Deferred tax assets:
 Notes receivable, principally due to allowance for financial reporting purposes..........      $  1,529
 Land, principally due to write-downs for financial reporting purposes....................         2,991
 Property and equipment, principally due to acquisitions of partnership interests.........         8,307
 Expense provisions.......................................................................         8,785
 Deferred gain for financial reporting purposes...........................................            82
 Targeted jobs tax credit carryforwards...................................................           411
 Minimum pension liability................................................................           932
 Alternative minimum tax credit carryforwards.............................................         2,781
 Other....................................................................................            97
                                                                                                 -------
   Total gross deferred tax assets........................................................        25,915
   Less valuation allowance...............................................................          (277)
                                                                                                 -------
   Net deferred tax assets................................................................        25,638
                                                                                                 -------
Deferred tax liabilities:
  Investments in partnerships, principally due to differences in depreciation
    and capitalized interest..............................................................        (3,439)
  Property and equipment, principally due to differences in depreciation and
    capitalized interest..................................................................       (25,899)
  Deferred gains for tax purposes.........................................................        (1,251)
  Other...................................................................................            (5)
                                                                                                  -------
    Total gross deferred tax liabilities..................................................       (30,594)
                                                                                                 --------
    Net deferred tax liability............................................................      $ (4,956)
                                                                                                 --------
                                                                                                 --------

                              LA QUINTA INNS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The valuation allowance at December 31, 1993 represents the tax benefit of certain future deductible amounts which are not expected to offset future taxable amounts resulting from the reversal of existing taxable temporary differences. The Company anticipates that the reversal of existing taxable temporary differences will provide sufficient taxable income to realize the tax benefits of the remaining deferred tax assets. The valuation allowance decreased by $6,816,000, principally as a result of the acquisition of a substantial portion of the units of the La Quinta Motor Inns Limited Partnership as more fully described in Note 14 of these notes to Combined Financial Statements.

     At December 31, 1993, the Company had targeted jobs tax credit carryforwards for Federal income tax purposes of approximately $411,000 (expiring 2007 through 2009) which are available to reduce future Federal income taxes. In addition, the Company had alternative minimum tax credit carryforwards of approximately $2,781,000 which are available to reduce future regular Federal income taxes over an indefinite period.

(5)  SHAREHOLDERS' EQUITY

     The Board of Directors authorized three-for-two stock splits effective in October 1993 and March 1994. Earnings per share, the weighted average number of shares outstanding, shareholders' equity and the following information have been adjusted to give effect to each of these distributions. In January 1994, the Company announced that its Board of Directors authorized the purchase of up to $10,000,000 of its common stock. Such purchases would be made from time to time in the open market as deemed appropriate by the Company.

     The Company's stock option plans cover the granting of options to purchase an aggregate of 6,155,996 common shares. Options granted under the plans are issuable to certain officers, certain employees and Board Members generally at prices not less than fair market value at date of grant. Options are generally exercisable in four equal installments on successive anniversary dates of the date of grant and are exercisable thereafter in whole or in part. Outstanding options not exercised expire ten years from the date of grant.


                                                                                                      Total
                                                                          Option price               option
                                                 Number                     range                     price
                                                 of shares                 per share              (in thousands)
                                                ----------              ---------------            ---------------
Outsanding December 31, 1991................     1,720,073              $ 4.64 - $10.84               $ 9,877
  Granted...................................     3,471,750                6.67 -   8.78                25,441
  Canceled or expired.......................      (347,465)               5.25 -   8.98                (2,117)
  Exercised.................................      (463,403)               4.64 -   7.95                (2,654)
                                                 ---------                                           --------

Outstanding December 31, 1992...............     4,380,995              $ 4.64 - $10.84                30,547
  Granted...................................       164,250               12.89 -  13.56                 2,189
  Canceled or expired.......................      (100,112)               5.25 -   8.67                  (581)
  Exercised.................................      (244,271)               4.78 -  10.83                (1,556)
                                                 ---------                                           --------

Outstanding December 31, 1993...............     4,200,822              $ 4.64 - $13.56               $30,599
                                                 ---------                                           --------
                                                 ---------                                           --------

Exercisable at:
  December 31, 1992.........................       648,347              $ 4.78 - $10.84                $3,930
                                                 ---------                                           --------
                                                 ---------                                           --------
  December 31, 1993.........................     2,563,745              $ 4.78 - $ 8.78               $17,397
                                                 ---------                                           --------
                                                 ---------                                           --------

Available for future grants at:
  December 31, 1992.........................     2,022,725
                                                 ---------
                                                 ---------

  December 31, 1993.........................     1,955,174
                                                 ---------
                                                 ---------


   Upon exercise, the excess of the option price received over the par value of the shares issued, net of expenses and including the related income tax benefits, is credited to additional paid-in capital.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              LA QUINTA INNS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

   In 1993, the Company recognized compensation expense of $4,407,000 related to performance stock options for the difference between the option price at the date of grant and a predetermined level when it became probable that the Company's stock would trade at that predetermined level. Beginning in 1992, the Company recognized $367,000 in compensation expense for the difference between the market price and option price on date of grant related to a portion of these options which vested in annual increments.

   Under the terms of the La Quinta Development Partners, L.P. ("LQDP" or the "Development Partnership") partnership agreement, AEW Partners, L.P. ("AEW Partners") has the ability to convert 66 2/3% of its 60% ownership in the Development Partnership currently to 3,535,976 shares (post-split) of the Company's common stock after giving retroactive effect to the stock splits effected as stock dividends. Shares of the Company's common stock issuable upon conversion of the Development Partnership Units are antidilutive at December 31, 1993. AEW partner's units in LQDP may be converted over the seven year period beginning December 31, 1991. As of December 31, 1993, AEW Partners had not converted any of its ownership in the Development Partnership into the Company's common stock.

(6)  PENSION PLAN

   The Retirement Plan and Trust of La Quinta Inns, Inc. (the "Plan") is a defined benefit pension plan covering all employees. The Plan was amended in 1993 to allow highly compensated employees to rejoin the Retirement Plan as active participants. Benefits accruing under the Plan are determined according to a career average benefit formula which is integrated with Social Security benefits. For each year of service as a participant in the Plan, an employee accrues a benefit equal to one percent of his or her annual compensation plus .65 percent of compensation in excess of the Social Security covered compensation amount. The Company's funding policy for the Retirement Plan is to annually contribute the minimum amount required by federal law.

   The Supplemental Executive Retirement Plan and Trust ("SERP") continues to cover a select group of management employees. Benefits under the SERP are determined by a formula which considers service and total compensation; the results of the formula-derived benefit are then reduced by the participant's pension entitlement from the qualified Retirement Plan.

   In accordance with the provisions of Statement of Financial Standards No. 87
- - Employer's Accounting for Pensions, the Company has recorded an additional minimum liability of $4,092,000 at December 31, 1993. This provision represents the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability at the measurement date. An amount of $1,702,000 was recognized as an intangible asset to the extent of unrecognized prior service cost and the balance of $2,390,000 ($1,458,000 net of income tax) is recorded as a reduction of shareholders' equity.

   The following table sets forth the funded status and amounts recognized in the Company's combined financial statements for the Plan at December 31, 1993 and 1992.


                                                                               December 31,
                                                                        ------------------------
                                                                         1993           1992
                                                                         ----           ----
                                                                              (in thousands)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
    benefits of $7,947 and $6,876................................       $(12,298)      $ (7,874)
                                                                        --------       --------
                                                                        --------       --------

  Projected benefit obligation for services rendered to date.....       $(15,585)      $ (9,016)
  Plan assets at fair value, primarily marketable stocks and CDs           6,727          6,536
                                                                        --------       --------
  Projected benefit obligation in excess of plan assets..........         (8,858)        (2,480)
  Unrecognized net loss from past experiences different from
    that assumed.................................................          5,677          1,065
  Prior service costs............................................          1,702           (243)
  Additional liability due to plan adjustment....................         (4,092)             -
                                                                        --------       --------
        Accrued pension costs....................................       $ (5,571)      $ (1,658)
                                                                        --------       --------
                                                                        --------       --------

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 LA QUINTA INNS, INC.
                    NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


The following table sets forth the funded status of the SERP and amounts recognized in the Company's financial statements for the SERP:


                                                                               December 31,
                                                                         -------------------------
                                                                            1993           1992
                                                                           -----          -----
                                                                              (in thousands)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
    benefits of $1,851 and $1,285.................................       $(1,983)      $ (1,355)
                                                                         -------       --------
                                                                         -------       --------

  Projected benefit obligation for services rendered to date......       $(3,868)      $ (5,674)
  Unrecognized net (gain) loss from past experience different from
    that assumed..................................................          (208)           203
  Unrecognized net loss from modifications........................           294          2,437
                                                                         -------       --------
        Accrued pension costs.....................................      $ (3,782)      $ (3,034)
                                                                         -------       --------
                                                                         -------       --------


   At December 31, 1993, the Company had accumulated $1,144,000 in a trust account intended for use in settling benefits due under the SERP. These funds, which are included in investments on the accompanying balance sheets, are not restricted for the exclusive benefit of SERP participants and their beneficiaries. The SERP funds are invested primarily in equity investments. However, in the event of a change in the Company's control, as defined, such funds would become restricted for the exclusive benefit of SERP participants and their beneficiaries.


   Net pension cost includes the following components:


                                                                       For The Years Ended December 31,
                                                                       --------------------------------
                                                                            1993           1992         1991
                                                                           -----          -----        -----
                                                                                      (in thousands)
Service cost (benefits earned during the period)..................       $ 1,564        $ 1,769      $ 1,597
Interest cost on projected benefit obligation.....................         1,207          1,255        1,154
Actual return on plan assets......................................          (493)           (72)      (1,535)
Net amortization and deferral.....................................           589           (160)       1,239
                                                                         -------        -------       -------
Net periodic pension cost before allocation to
  Managed inns....................................................         2,867          2,792        2,455
Cost allocated to Managed Inns....................................          (238)          (222)        (184)
                                                                         -------        -------       ------

    Net periodic pension cost.....................................       $ 2,629        $ 2,570      $ 2,271
                                                                         -------        -------       ------
                                                                         -------        -------       ------

The assumptions used in the calculations shown above were:


                                                                           1993          1992               1991
                                                                          ------      -------------     ------------
Discount rate (post-termination)........................                   7.50%      4.00% - 7.50%     4.00% - 7.25%
Discount rate (pre-termination).........................                   7.50%              8.00%             9.00%
Expected long-term rate of return on assets.............                   8.00%              9.00%             9.00%
Rate of increase in compensation levels.................           5.00% - 6.00%      5.50% - 7.50%     5.50% - 7.50%



(7)   OPERATING LEASES

LESSEE


   The Company leases a portion of the real estate and equipment used in operations. Certain ground lease arrangements contain contingent rental provisions based upon revenues and also contain renewal options at fair market values at the conclusion of the initial lease terms. In 1993, the Company entered into two ten year operating leases for its corporate headquarters in San Antonio and its reservation facilities.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              LA QUINTA INNS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


   Future annual minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 1993 follow:



                                                      (in thousands)
                   1994.............................      $ 2,510
                   1995.............................        2,164
                   1996.............................        1,960
                   1997.............................        1,790
                   1998.............................        1,700
                   Later years......................       10,986
                                                          -------
                   Total minimum payments required..      $21,110
                                                          -------
                                                          -------

   Total rental expense for operating leases was $2,840,000, $1,976,000 and $2,359,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

LESSOR

   The Company leases 107 restaurants it owns to third parties. The leases are accounted for as operating leases expiring during a period from 1994 to 2016 and provide for minimum rentals and contingent rentals based on a percentage of annual sales in excess of stipulated amounts. The following is a summary of restaurant property leased at December 31, 1993.


                                                        (in thousands)
                   Buildings............................   $33,861
                   Less:  accumulated depreciation......    10,565
                                                           -------
                                                            23,296
                   Land................................     17,043
                                                           -------
                     Total leased property.............    $40,339
                                                           -------
                                                           -------

   Minimum future rentals to be received under the noncancellable restaurant leases in effect at December 31, 1993 follow:


                                                         (in thousands)
                   1994.................................    $ 5,904
                   1995.................................      5,918
                   1996.................................      5,858
                   1997.................................      5,651
                   1998.................................      5,387
                   Later years..........................     25,815
                                                            -------
                                                            $54,533
                                                            -------
                                                            -------

   Contingent rental income amounted to $811,000, $854,000, and $669,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

(8)     NON-RECURRING, CASH AND NON-CASH CHARGES

   During 1992, the Company recognized charges of $39,751,000 ($27,946,000 net of income taxes and partners' equity) resulting from certain changes being made in the Company's operations and organization based on a review by the Company's senior management team.

   Of those charges, $28,383,000 relate to the write-down of certain joint venture interests, land, computer equipment, and other assets. During the third quarter of 1992, the senior management team re-evaluated the Company's investments in joint venture arrangements and shortly thereafter completed negotiations that resulted in amendments to the agreements related to certain joint venture arrangements and the write-down of the Company's investments in those ventures. The write-down of the land, computer equipment and other assets resulted

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              LA QUINTA INNS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

primarily from the Company's decisions to sell certain land that had previously been held for future development and to replace the Company's existing computer systems and certain other assets.

   In addition, the Company recognized $6,936,000 and $4,097,000 for the years ended December 31, 1992 and 1991, respectively, in severance and other employee related charges. Those charges relate to severance benefits for certain terminated employees, costs of hiring and relocating new management and other employee related costs resulting from personnel changes.

   The remaining $4,432,000 of the charges recognized in 1992 affected various corporate expenses and partners' equity in earnings and losses.

(9)    COMMITMENTS

   In accordance with the unincorporated partnership or joint venture agreements executed by the Company, La Quinta is committed to advance funds necessary to cover operating expenses of a joint venture. In addition, four other unincorporated partnerships and joint ventures executed promissory notes in which the Company guaranteed to fund amounts not to exceed $4,985,000 in aggregate.

   The estimated additional cost to complete the conversion and renovation of inns for which commitments have been made is $36,455,000 at December 31, 1993, which includes amounts for the Company's image enhancement program that were in process or under contract. Funds on hand, committed and anticipated from cash flow are sufficient to complete these projects.

   The Company has undertaken an image enhancement program intended to give its properties a new, fresh, crisp appearance while preserving their unique character. The program features new signage displaying a new logo as well as exterior and lobby upgrades including brighter colors, additional landscaping, enhanced guest entry and full lobby renovation with contemporary furnishings and seating area for continental breakfast. In the first quarter of 1993, the Company began its property and image enhancement program on its La Quinta inns it manages or owns. The Company anticipates that an additional $36,687,000 will be needed to complete the project, including $27,493,000 related to work which was in process or under contract at December 31, 1993. The Company intends to fund its image enhancement program through funds generated from operations and available on its Credit Facility. The Company does not anticipate the funding of this program will have an adverse effect on its ability to fund its operations.

   Under the terms of a Partnership agreement between the Company and AEW Partners, the Company maintains a reserve for renovating, remodeling and conversion of the inns in the Development Partnership based on 5% of gross room revenue of the Partnership which includes certain amounts required by loan agreements. At December 31, 1993 and 1992 the Company had $3,833,000 and $3,920,000, respectively, of restricted cash which is classified as investments.

   In accordance with the requirements of an escrow agreement related to a pool of mortgage notes executed by the Company and a third party lender, the Company is required to make annual deposits into an escrow account for the purpose of establishing a reserve for the replacement of furnishings, fixtures and equipment used on or incorporated into the mortgaged properties. The Company shall be relieved of its obligation to make such annual deposits for any year in which the escrow account has an aggregate balance of $2,431,000. At December 31, 1993 and 1992, the Company had reserved $2,431,000 and $5,754,000, respectively.

(10)     CONTINGENCIES

LITIGATION

   In connection with the Company's tender offer for the units of limited partnership interest of LQP (see note 14), two separate lawsuits were filed in Delaware Court of Chancery on behalf of the Partnership's unitholders against the Company, the Partnership, La Quinta Realty Corp., a subsidiary of the Company, and general partner of the Partnership (the "General Partner") and certain directors and officers of the General Partner. On October 27, 1993, the parties reached a settlement in principle in these actions. The settlement is subject to certain

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              LA QUINTA INNS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

conditions, including court approval. On March 15, 1994, the Delaware Court of Chancery entered an Order and Final Judgment ("Judgment") which approved the settlement and dismissed the cases. All persons and entities who were owners of Units of the Partnership at October 18, 1993 and their transferees and successors in interest, immediate and remote (the "Class"), are bound by the Judgment. The Company and all other defendants were discharged from any and all liability under any claims which were or could have been brought by plaintiffs or any member of the Class regarding the acquisition and merger of the Partnership. The appeal period on the Judgment will run on April 14, 1994.

     In September 1993, a former officer of the Company filed suit against the Company and certain of its directors and their affiliate companies. The suit alleges breach of an employment agreement, misrepresentation, wrongful termination, self-dealing, breach of fiduciary duty, usurpation of corporate opportunity and tortious interference with contractual relations. The suits seeks compensatory damages of $2,500,000 and exemplary damages of $5,000,000. The Company intends to vigorously defend against this suit.

     The Company is also party to various lawsuits and claims generally incidental to its business. The ultimate disposition of these and the above discussed matters are not expected to have a significant adverse effect on the Company's financial position or results of operations.

SEVERANCE AND EMPLOYMENT AGREEMENT

     The Company entered into a five year employment agreement which includes a severance provision granting the executive the right to receive certain benefits, including among others, 3.0 times annual base salary and bonus if there occurs a termination (as defined in the agreement) within the five year term of the agreement, or resignation (as defined in the agreement). The maximum contingent liability under the severance provisions of this agreement is $1,627,000.





- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              LA QUINTA INNS, INC.
                NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

(11) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The unaudited combined results of operations by quarter are summarized below:


                                                            First         Second         Third       Fourth
                                                            Quarter       Quarter        Quarter     Quarter
                                                            -------       -------        -------     -------
                                                                    (in thousands, except per share data)
Year ended December 31, 1993:
  Revenues.............................................     $60,607         $70,633       $76,923    $63,687
  Operating income.....................................      16,491          19,446        26,887     12,543
  Net earnings before extraordinary items
    and cumulataive effect of accounting
    change.............................................       4,144           2,692        10,011     2,573
  Net earnings.........................................       5,644           3,634         9,711     1,312
  Earnings per share before extraordinary
    items and cumulative effect of
    accounting change..................................         .13             .08           .32        .08
  Earnings per share...................................     $   .18         $   .12       $   .31    $   .04

Year Ended December 31, 1992
  Revenues.............................................     $57,815         $66,991       $72,286    $57,030
  Operating income (loss)..............................      12,150          17,709        (7,596)    12,312
  Earnings (loss) before extraordinary
    items..............................................       1,410           4,545       (16,392)     2,641
  Net earnings (loss)..................................       1,035           4,348       (16,392)     2,255
  Earnings (loss) per share before
    extraordinary items................................         .05             .15          (.54)       .09
  Earnings (loss) per share............................     $   .04         $   .14       $  (.54)    $  .08

Year ended December 31, 1991:
  Revenues.............................................     $55,406         $64,490       $67,829    $53,163
  Operating income.....................................       8,942           8,198        19,187      6,562
  Net earnings (loss) before
    extraordinary items................................        (589)         (1,602)        5,624     (2,035)
  Net earnings (loss)..................................        (589)         (2,065)        5,266     (2,483)
  Earnings (loss) per share before
    extraordinary items................................        (.02)           (.05)          .19       (.07)
  Earnings (loss) per share............................     $  (.02)         $ (.07)      $   .18    $  (.08)


In the fourth quarter of 1993, the Company recorded an adjustment of $1,273,000 ($777,000 net of income taxes) to decrease its expense related to the self-insurance program for major medical and hospitalization coverage due to decreases in actual claims and estimates of incurred but not reported claims.

(12) RELATED PARTY TRANSACTIONS

LQM OPERATING PARTNERS, L.P.

     In October 1986, the Company sold 31 inns to LQM Operating Partners, L.P. ("the Operating Partnership") which is owned and controlled by La Quinta Motor Inns Limited Partnership ("LQP"), a publicly traded master limited partnership. At December 31, 1992, approximately $1,425,000 net of partners' equity, remained deferred on this sale associated with debt assumed by the Partnership. A pre-tax gain on sale of assets of approximately $230,000, $220,000 and $592,000, net of partners' equity, related to this transaction was recognized in the years ended December 31, 1993, 1992 and 1991. The deferred gain balance remaining at December 1, 1993 was treated as a purchase price adjustment upon LQI Acquisition Corporation's acquisition of approximately 82% of the units of limited partnership interest in the LQP. (See note 14 to Combined Financial Statements).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              LA QUINTA INNS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

MANAGEMENT SERVICES FEE

     All inns owned by LQP (through November 30, 1993) and by the two joint ventures (the "Ventures") between the Company and investment partnerships managed by CIGNA Investments, Inc. (collectively the "Managed Inns") operate under the La Quinta name and are managed by the Company in accordance with long-term management agreements. The Company earns management and licensing fees as well as fees for chain services such as bookkeeping, national advertising and reservations.

OTHER RECURRING TRANSACTIONS

     La Quinta pays all direct operating expenses on behalf of the partnerships and ventures and is reimbursed for all such payments.

EMPLOYMENT AGREEMENT

     In October 1991, the Company and its Chairman of the Board entered into an Employment Agreement (the "Employment Agreement"), providing for his employment as the Chairman of the Board of the Company for five years from the date thereof. Under the terms of the Employment Agreement, he is entitled to receive as compensation certain benefits, including, among others, (i) an annual base salary, (ii) incentive compensation awards as a result of his participation in the Company's long-term and short-term incentive bonus plans or programs, and
(iii) the amount of $2,200,000, which was treated as prepaid compensation for financial statement purposes. The Employment Agreement generally provides that 20% of the prepaid compensation is earned on each anniversary thereof, with the exception that in the case of the executive's (a) voluntary resignation (except for a voluntary resignation within one year following a change in control or after a constructive termination without cause) or (b) termination for cause, then the remaining unamortized balance will become due and payable over the remaining term in equal monthly installments. As a result of changes in management and reorganization of duties, the remaining compensation of $1,760,000 related to this Employment Agreement was included in the 1992 non-recurring cash and non-cash charges, described in note 8 to these Combined Financial Statements. In March 1994 the Chairman retired from the Company and resigned from the Board of Directors and received certain compensation and benefits as defined in the Employment Agreement.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the value of each class of financial instruments for which it is practical to estimate that value:

CASH AND CASH EQUIVALENTS
     For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

NOTES RECEIVABLES
     The carrying value for notes receivable approximates the fair value based on the estimated underlying value of the collateral.

INVESTMENTS
     The fair value of some investments is estimated based on quoted market prices for these or similar investments. For other securities, the carrying amount is a reasonable estimate of fair value.

LONG-TERM DEBT
     The fair value of the Company's long-term debt is estimated based on the current market prices for the same or similar issues or on the current rates available to the Company for debt of the same maturities.

INTEREST RATE SWAP AGREEMENTS
     The fair value of interest rate swap agreements represents the estimated amount the Company would pay to terminate the agreements, taking into consideration current interest rates and the current creditworthiness of the counterparties.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              LA QUINTAS INNS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The estimated fair values of the Company's financial instruments are summarized as follows:


                                                                       December 31, 1993              December 31, 1992
                                                                   -------------------------------------------------------------
                                                                   Carrying        Estimated        Carrying        Estimated
                                                                   Amount          Fair Value        Amount         Fair Value
                                                                  --------        ----------        ----------      -----------
                                                                                          (in thousands)
Cash and cash equivalents.....................................    $ 23,848         $  23,848         $  12,861        $  12,861
Notes receivable..............................................       7,683             7,683             7,696            7,696
Investments...................................................       6,583             6,583            10,767           10,892
Long-term debt and related letters of credit..................    (436,493)        ( 447,580)         (296,535)        (310,210)
Interest rate swap agreements-
    in a net payable position.................................    $   (114)        $  (2,276)        $    (107)       $  (1,705)


(14) ACQUISITION OF PARTNERS' INTERESTS

     On October 27, 1993, the Company entered into a definitive Partnership Acquisition Agreement (the "Merger Agreement") with La Quinta Motor Inns Limited Partnership ("the Partnership" or "LQP") and other parties, pursuant to which the Company, through wholly-owned subsidiaries, would acquire all units of the Partnership (the "Units") that it did not beneficially own at a price of $13.00 net per Unit in cash. The Merger Agreement provided for a tender offer (the "Offer") for all of the Partnership's outstanding Units at a price of $13.00 net per Unit in cash, which Offer commenced on November 1, 1993 and expired at midnight on November 30, 1993. The Offer resulted in the purchase of 2,805,190 Units (approximately 70.6% of the outstanding Units) by the Company through its wholly-owned subsidiary, LQI Acquisition Corporation. As a result of a contribution of additional units previously owned by the Company subsequent to the Offer, LQI Acquisition Corporation beneficially owned 3,257,890 Units (approximately 82% of the Units) at December 31, 1993. Pursuant to the Merger Agreement, a Special Meeting of Unitholders was then held on January 24, 1994 to approve the merger of a subsidiary of LQI Acquisition Corporation with and into the Partnership, with the Partnership as the surviving entity. As a result of this merger which was approved by the requisite vote of Unitholders on January 24, 1994, all of the Partnership's outstanding Units other than Units owned by the Company or any direct or indirect subsidiary of the Company were converted into the right to receive $13.00 net in cash without interest. The acquisition has been accounted for as a purchase and the results of LQP's operations have been included in the Company's combined results of operations since December 1, 1993.

     LQI Acquisition Corporation obtained funds to acquire the Units as a result of a capital contribution by La Quinta. In order to make such a capital contribution to LQI Acquisition Corporation, the Company borrowed approximately $45.9 million under its existing credit facility as more fully described in note 2.

     During 1993, the Company purchased in separately negotiated transactions, the limited partners' interests in 14 of the Company's combined unincorporated partnerships and joint ventures, which own 44 inns, for an aggregate price of $87,897,000 which included cash at closing, the assumption of $22,824,000 of existing debt attributable to the limited partners' interest, and $29,878,000 of notes to the sellers. The Company was the general partner and owned the remainder of the ownership interests in each of these partnerships and ventures. The Company intends to continue to operate the properties as La Quinta inns.

     The following unaudited pro forma information reflects the combined results of operations of the Company as if the acquisition of the 82% interest in LQP and the limited partners' interests in the 14 combined partnerships and joint ventures had occurred at the beginning of 1993 and 1992. The pro forma information gives effect to certain adjustments, including additional depreciation expense on property and equipment based on their fair values, increased interest expense on additional debt incurred, elimination of related party revenues and expenses, and extraordinary losses on early extinguishment of debt. The pro forma results are not necessarily indicative of operating results that would have occurred had the acquisitions been consummated as of the beginning of 1993 and 1992, nor are they necessarily indicative of future operating results.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              LA QUINTA INNS, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                                                       December 31,
                                                  ----------------------


                                                     1993          1992
(Unaudited)                                      ---------      ---------
                                                   (in thousands, except
                                                      per share data)
Total revenues                                    $ 308,290      $ 291,477
                                                  ---------     ----------
                                                  ---------     ----------
Earnings (loss) before extraordinary items
  and cumulative effect of accounting change      $  19,448      $  (8,133)
                                                  ---------     ----------
                                                  ---------     ----------

Net earnings (loss)                               $  20,738      $ (10,171)
                                                  ---------      ---------
                                                  ---------      ---------

Earnings (loss) per share                         $    0.66      $   (0.34)
                                                  ---------      ---------
                                                  ---------      ---------





- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
La Quinta  Inns, Inc.:

     We have audited the combined balance sheets of La Quinta Inns, Inc. as of December 31, 1993 and 1992 and the related combined statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. In connection with our audits of the combined financial statements, we also have audited the financial statement schedules as listed in Item 14(a)(2) of Form 10-K. These combined financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of La Quinta Inns, Inc. as of December 31, 1993 and 1992 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the combined financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 in 1993.




                                        KPMG PEAT MARWICK
San Antonio, Texas
January 31, 1994,
          except as to the
          first paragraph of
          note 5, which is as
          of February 9, 1994

                                                                     Schedule V

                              LA QUINTA INNS, INC.

                         Property, Plant and Equipment
                                 (in thousands)

                                                       Balance at                                       Balance
                                                        beginning       Additions                        at end
            Classifications                             of period        at cost       Retirements     of period
           -----------------                           ----------      -----------    -----------     ---------
Year ended December 31, 1991
  Land . . . . . . . . . . . . . . . . . . . . . . . .   $ 81,675       $  5,546       $  1,699       $ 85,522
  Buildings. . . . . . . . . . . . . . . . . . . . . .    496,448         34,251         24,712        505,987
  Furniture, fixtures and equipment. . . . . . . . . .     90,018         10,309         10,129         90,198
  Leasehold and land improvements. . . . . . . . . . .      7,274            293            115          7,452
                                                         --------       --------       --------       --------
                                                         $675,415       $ 50,399       $ 36,655       $689,159
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------
Year ended December 31, 1992
  Land . . . . . . . . . . . . . . . . . . . . . . . .   $ 85,522       $  1,792        $   214       $ 87,100
  Buildings. . . . . . . . . . . . . . . . . . . . . .    505,987         25,487         19,157        512,317
  Furniture, fixtures and equipment. . . . . . . . . .     90,198         12,188         11,671         90,715
  Leasehold and land improvements. . . . . . . . . . .      7,452            312             28          7,736
                                                         --------       --------       --------       --------
                                                         $689,159       $ 39,779        $31,070       $697,868
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------
Year ended December 31, 1993
  Land . . . . . . . . . . . . . . . . . . . . . . . .   $ 87,100       $ 38,118        $ 1,424       $123,794
  Buildings. . . . . . . . . . . . . . . . . . . . . .    512,317        159,461         11,500        660,278
  Furniture, fixtures and equipment. . . . . . . . . .     90,715         25,878          2,480        114,113
  Leasehold and land improvements. . . . . . . . . . .      7,736            337          2,005          6,068
                                                         --------       --------       --------       --------
                                                         $697,868       $223,794        $17,409       $904,253
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------

                                                                     Schedule VI

                            LA QUINTA INNS, INC.

                  Accumulated Depreciation and Amortization
                      of Property, Plant and Equipment
                               (in thousands)

                                                       Balance at                                      Balance
                                                        beginning                                       at end
            Classifications                             of period       Additions     Retirements     of period
           -----------------                           ----------      -----------    -----------     ---------
Year ended December 31, 1991
  Buildings. . . . . . . . . . . . . . . . . . . . . .   $127,626       $ 21,443        $ 4,199       $144,870
  Furniture, fixtures and equipment. . . . . . . . . .     50,238         10,465          7,871         52,832
  Leasehold and land improvements. . . . . . . . . . .      2,648            478             38          3,088
                                                         --------       --------       --------       --------
                                                         $180,512       $ 32,386        $12,108       $200,790
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------
Year ended December 31, 1992
  Buildings. . . . . . . . . . . . . . . . . . . . . .   $144,870       $ 11,574        $   861       $155,583
  Furniture, fixtures and equipment. . . . . . . . . .     52,832         10,968          8,219         55,581
  Leasehold and land improvements. . . . . . . . . . .      3,088            158             12          3,234
                                                         --------       --------       --------       --------
                                                         $200,790       $ 22,700        $ 9,092       $214,398
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------
Year ended December 31, 1993
  Buildings. . . . . . . . . . . . . . . . . . . . . .   $155,583       $ 12,834        $ 3,418       $164,999
  Furniture, fixtures and equipment. . . . . . . . . .     55,581          9,983          1,794         63,770
  Leasehold and land improvements. . . . . . . . . . .      3,234            177          1,263          2,148
                                                         --------       --------       --------       --------
                                                         $214,398        $22,994        $ 6,475       $230,917
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------

                                                                      Schedule X

                            LA QUINTA INNS, INC.

                 Supplemental Income Statement Information
                               (in thousands)

                                                         Years ended December 31
                                                      ------------------------------
                                                       1993        1992        1991
                                                       ----        ----        ----
Maintenance and repairs. . . . . . . . . . . . .     $ 9,607      $ 9,555     $10,046
                                                     -------      -------     -------
                                                     -------      -------     -------
Taxes, other than income and payroll:
  Ad valorem . . . . . . . . . . . . . . . . . .     $10,796      $10,781     $10,048
  Other. . . . . . . . . . . . . . . . . . . . .         183          530         339
                                                     -------      -------     -------
                                                     $10,979      $11,311     $10,387
                                                     -------      -------     -------
                                                     -------      -------     -------

Advertising costs. . . . . . . . . . . . . . . .    $  7,025     $  5,233    $  6,216
                                                     -------      -------     -------
                                                     -------      -------     -------

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE

     Not applicable

                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A)  DIRECTORS OF REGISTRANT

     There is incorporated in this Item 10 by reference that portion of the Company's definitive Proxy Statement, dated on or about April 15, 1994, which Registrant intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the captions "Election of Directors," and "Meetings and Committees of the Board of Directors."

(B)  EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the regular annual meeting of the Board of Directors following the next Annual Meeting of Shareholders and until his/her successor is duly elected and qualified.


Gary L. Mead                  46             President and Chief Executive
                                             Officer and Director
Michael A. Depatie            37             Sr. Vice President - Finance, Chief
                                             Financing Officer
William C. Hammett, Jr.       47             Sr. Vice President - Accounting &
                                             Administration
Thomas W. Higgins             46             Sr. Vice President - Operations
R. John Kaegi                 45             Sr. Vice President - Marketing
Steven T. Schultz             47             Sr. Vice President - Development
John F. Schmutz               46             Vice President - General Counsel
                                             and Secretary

     Gary L. Mead has been Director, President and Chief Executive Officer of the Company since March 1992. He served as Executive Vice President - Finance of Motel 6 G.P., Inc., the managing general partner of Motel 6, L.P., from October 1987 to January 1991.

     Michael A. Depatie has been Senior Vice President - Finance, Chief Financing Officer of the Company since July 1992. He served as Senior Vice President, Summerfield Hotel from May 1989 to July 1992. He served as Managing General Partner of PacWest Capital Partners from April 1988 to April 1989. He served as Vice President - Finance of The Residence Inn Company from July 1984 to July 1986 and Senior Vice President - Finance from July 1986 to March 1988.

     William C. Hammett, Jr. has been Senior Vice President - Accounting and Administration since June 1992. He served as Executive Vice President - Finance of Motel 6 G.P., Inc., from February 1991 to June 1992. He served as Vice President-Controller of Motel 6 G.P., Inc. from September 1988 to February 1991. He served as Controller of Spartan Food Systems from August 1973 to September 1988.

     Thomas W. Higgins has been Senior Vice President - Operations of the Company since September 1992. He served as Vice President - Human Resources of the Company from June 1992 to September 1992. He served as Vice President - Human Resources of Motel 6 G.P., Inc. from May 1988 to June 1992. He served as Director of Training/Employment of General Mills from October 1986 to May 1988.

     R. John Kaegi has been Senior Vice President - Marketing of the Company since July 1992. He served as Senior Vice President - Marketing and Strategic Planning of KinderCare Learning Centers, Inc. from December 1989 to July 1992. He served as Vice President - Marketing of KinderCare Learning Centers, Inc. from July 1987 to December 1989. He served as Director Field Marketing of Holiday Inns, Inc. from November 1985 to July 1987.

     Steven T. Schultz has been Senior Vice President - Development of the Company since June 1992. He served as Senior Vice President - Development of Embassy Suites from October 1986 to June 1992.

     John F. Schmutz has been Vice President - General Counsel and Secretary of the Company since June 1992. He served as Vice President - General Counsel of Sbarro, Inc. from May 1991 to June 1992. He served as Vice President - Legal of Hardee's Food Systems, Inc. from April 1983 to May 1991.

ITEM 11.  EXECUTIVE COMPENSATION

     There are incorporated in this Item 11 by reference those portions of the Company's definitive Proxy Statement, dated on or about April 15, 1994, which Registrant intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the captions "Executive Compensation," "Compensation Pursuant to Plans," "Other Compensation," "Compensation of Directors," and "Termination of Employment and Change of Control Arrangements."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     There are incorporated in this Item 12 by reference those portions of the Company's definitive Proxy Statement, dated on or about April 15, 1994, which Registrant intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the captions "Principal Shareholders" and "Security Ownership of Management".


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated in this Item 13 by reference that portion of the Company's definitive Proxy Statement, dated on or about April 15, 1994, which Registrant intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the caption "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

(1)       Financial Statements

          The Combined Financial Statements of the Company appearing in Item 8 are as follows:

          Combined Balance Sheets at December 31, 1993 and 1992
          Combined Statements of Operations for the years ended December 31,
               1993, 1992 and 1991
          Combined Statements of Shareholders' Equity for the years ended
               December 31, 1993, 1992 and 1991
          Combined Statements of Cash Flows for the years ended December 31,
               1993, 1992 and 1991
          Notes to Combined Financial Statements
          Independent Auditors' Report on financial statements and schedules


(2)       Financial Statement Schedules

          Schedule V - Property, Plant and Equipment - For the years ended December 31, 1993, 1992 and 1991.
          Schedule VI - Accumulated Depreciation and Amortization of Property, Plant and Equipment - For the years ended December 31, 1993, 1992 and 1991.
          Schedule X - Supplemental Income Statement Information-For the years ended December 31, 1993, 1992 and 1991.

          All other schedules for which provision is made in the applicable regulation to the Securities and Exchange
          Commission are not required under the related instructions or are inapplicable and have been omitted.

(3)       The following exhibits are filed as a part of this Report:

(3)(a)    Restated Articles of Incorporation of La Quinta Inns, Inc.,
          as amended on May 21, 1993.   (8)


(3)(b)    Amended and Restated By-Laws of La Quinta Inns, Inc.   (1)

(10)(a)   La Quinta Inns, Inc. 1978 Non-Qualified Stock Option Plan,
          as amended.  (2)

(10)(b)   La Quinta Inns, Inc. 1984 Stock Option Plan.  (3)

(10)(c)   Amendment No. 1 to La Quinta Inns, Inc. 1984 Stock Option Plan.  (4)


(10)(d)   Amendment No. 2 to La Quinta Inns, Inc. 1984 Stock Option Plan.  (5)

(10)(e) Amended and Restated La Quinta Inns, Inc. 1984 Stock Option Plan, as of November 21, 1991. (1)

(10)(f) La Quinta Development Partners, L.P. Amended and Restated Agreement of Limited Partnership, dated March 21, 1990, by and between Registrant and AEW Partners, L.P. (6)

(10)(g) La Quinta Development Partners, L.P. Contribution Agreement, dated March 21, 1990, by and between Registrant and AEW
          Partners, L.P.  (6)

(10)(h)   Management and Development Agreement by and between
          Registrant and La Quinta Development Partners, L.P., dated March 21, 1990. (6)

(10)(i) Supplemental Executive Retirement Plan and Trust Agreement of Registrant, dated April 20, 1990, by and between
          Registrant and Frost National Bank.  (7)


(10)(j) La Quinta Inns, Inc. Deferred Compensation Plan, effective June 1, 1987. (7)


(10)(k)   Form of Bonus Agreement dated February 22, 1991, by and
          between Registrant and each of Messrs. Sam Barshop, David B. Daviss, Alan L. Tallis and Francis P. Bissaillon. (7)

(10)(l) Form of Indemnification Agreement, made and entered into as of November 15, 1990 and thereafter (with respect to persons who became directors of Registrant after such dates), by and between Registrant and each of its directors. (7)

(10)(m) Form of Indemnification Agreement, made and entered into as of November 15, 1990 and thereafter (with respect to persons who became directors of Registrant after such dates), by and between Registrant and each of its officers. (7)

(10)(n) Registration Rights Agreement, dated as of July 31, 1991 by and between Registrant and Sam Barshop and his wife, Ann Barshop. (1)

(10)(o) Employment Agreement, dated as of October 1, 1991, by and between Registrant and Sam Barshop. (1)


(10)(p)   Employment Agreement, dated as of March 3, 1992, by and
          between Registrant and Gary L. Mead.  (1)

(10)(q) Non-Qualified Stock Option Agreement, dated as of March 3, 1992, between Registrant and Gary L. Mead. (1)

(10)(r) Registration Rights Agreement, dated as of March 3, 1992, between Gary L. Mead. (1)

(10)(s) Second Amended and Restated Master Convenant Agreement dated June 15, 1993. (8)

(10)(t)   $126,795,786.64 Credit Agreement dated June 15, 1993.  (8)

(10)(u)   Indenture dated May 15, 1993  Re:  $120,000,000 9 1/4%
          Senior Subordinated Notes due 1003.  (8)

(10)(v) Partnership Acquisition Agreement dated October 27, 1993, among the Partnership, the General Partner, La Quinta, LQI Acquisition Corporation and LQI Merger Corporation. (9)


(10)(w) $241,844,955.21 Amended and Restated Credit Agreement Among La Quinta Inns, Inc. Certain lenders and NationsBank of Texas, N.A. as Administrative Lender dated January 25, 1994 filed herewith.


(10)(x) Third Amended and Restated Master Covenant Agreement dated as of January 25, 1994 filed herewith.

(11) Statement regarding computation of per share earnings filed herewith.

(22) Subsidiaries of La Quinta Inns, Inc. as of March 3, 1994 filed herewith.

(23) Registrant's definitive Proxy Statement, dated on or about April 15, 1994, to be filed by Registrant within 120 days after the end of the fiscal year covered by this Form 10-K.

(24) Consent by KPMG Peat Marwick dated March 23, 1994 to incorporation by reference of their reports dated January
          31, 1994, except as to the first paragraph of note 5, which is as of February 9, 1994, in various Registration Statements filed herewith.

(25)      Powers of Attorney filed herewith.

(b)       Reports on Form 8-K.
          Registrant filed two Current Reports on Form 8-K, dated November 3, 1993 and December 15, 1993 with the Securities and Exchange Commission. The Report dated November 3, 1993 was filed under Items 5 and 7 describing the Merger Agreement between La Quinta Inns, Inc. and La Quinta Motor Inns Limited Partnership ("the Partnership"). The report dated December 15, 1993 was filed under Items 2 and 7 describing the acquisition of the Partnership, the Partnership's December 31, 1992 Consolidated Financial Statements and pro forma information for the year ended December 31, 1992 and the nine month period ended September 30, 1993.

- ----------------------------

(1)       Previously filed as an exhibit to the Registrant's
          Registration Statement on Form 10-K for the year ended
          December 31, 1991 and incorporated herein by reference.

(2)       Previously filed as an exhibit to the Registrant's
          Registration Statement on Form S-8 (No. 2-65645) and incorporated herein by reference.

(3)       Previously filed as an exhibit to the Registrant's
          Registration Statement on Form 10-K for the year ended May 31, 1984 and incorporated herein by reference.

(4)       Previously filed as an exhibit to the Registrant's
          Registration Statement on Form S-8 (No. 2-97266) and incorporated herein by reference.

(5)       Previously filed as an exhibit to the Registrant's
          Registration Statement and incorporated herein by reference.

(6)       Previously filed as an exhibit to the Registrant's
          Registration Statement for the Transition Period Report on Form 10-K for the seven months ended December 31, 1989 and incorporated herein by reference.

(7)       Previously filed as an exhibit to the Registrant's
          Registration Statement on Form 10-K for the  year ended
          December 31, 1990 and incorporated herein by reference.


(8) Previously filed as an exhibit to Registrant's Registration Statement on Form 10-Q for the period ended June 30, 1993.

(9)       Previously filed to the Registrant's Schedule 14D-1 filed
          November 1, 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LA QUINTA INNS, INC.
                                     (Registrant)



                                     By:-----------------------------------
                                             William C. Hammett, Jr.
                                             Senior Vice President
                                             Chief Accounting Officer



                                     By:-----------------------------------
                                             Michael A. Depatie
                                             Senior Vice President
                                             Chief Financing Officer
Date:

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

                           Signature                        Title

Gary L. Mead                              President and Chief Executive Officer,
                                          Director

William C. Hammett, Jr.                   Sr. Vice President - Accounting and
                                          Administration

Thomas M. Taylor                          Chairman of the Board

Michael A. Depatie                        Sr. Vice President - Finance

Joseph F. Azrack                          Director


Philip M. Barshop                         Director

William H. Cunningham                     Director

Barry K. Fingerhut                        Director

George Kozmetsky                          Director

Donald J. McNamara                        Director

Peter Sterling                            Director