Form 10-Q
period 1994-03-31
LA QUINTA INNS INC
filed 1994-05-13
CIK 278243

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                               ___________________


                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 1994.

                                       or

/ / TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission File Number:    1-7790

                               ___________________


                              LA QUINTA INNS, INC.
             (Exact name of registrant as specified in its charter)


               TEXAS                              #74-1724417
     (State of Incorporation)           (I.R.S. Employer Identification No.)

                                  WESTON CENTRE
                               112 E. PECAN STREET
                                  P.O. BOX 2636
                         SAN ANTONIO, TEXAS  78299-2636
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code:  (210) 302-6000

                               ___________________


 Number of shares of Common Stock, $.10 par value outstanding at March 31, 1994:
                                   30,425,817

                               ___________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements
for the past 90 days.   YES   X       NO
                            -----        -----

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                              LA QUINTA INNS, INC.
                        COMBINED CONDENSED BALANCE SHEETS
                        (in thousands, except share data)


                                                                               March 31, 1994    December 31, 1993
                                                                               --------------    -----------------
                                                                                 (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .      $16,364           $23,848
  Receivables:
    Trade. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,559             6,744
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,390             3,191
  Supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,339             5,921
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          552               581
                                                                                    -------           -------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .       35,204            40,285
                                                                                    -------           -------
Notes receivable, excluding current installments
  (net of allowance of $3,128 and  $3,167) . . . . . . . . . . . . . . . . . .        7,577             7,683
                                                                                    -------           -------
Investments, including joint ventures accounted
  for on the equity method . . . . . . . . . . . . . . . . . . . . . . . . . .        6,335             6,583
                                                                                    -------           -------
Properties held for sale, at estimated net realizable value. . . . . . . . . .        3,033             3,401
                                                                                    -------           -------
Land held for future development, at cost. . . . . . . . . . . . . . . . . . .        1,452             1,452
                                                                                    -------           -------

Property and equipment, at cost, substantially all pledged:
  Buildings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      685,461           660,278
  Furniture, fixtures and equipment. . . . . . . . . . . . . . . . . . . . . .      113,581           114,113
  Land and leasehold improvements. . . . . . . . . . . . . . . . . . . . . . .      131,409           129,862
                                                                                    -------           -------
      Total property and equipment . . . . . . . . . . . . . . . . . . . . . .      930,451           904,253
  Less accumulated depreciation and amortization . . . . . . . . . . . . . . .      231,876           230,917
                                                                                    -------           -------
      Net property and equipment . . . . . . . . . . . . . . . . . . . . . . .      698,575           673,336
                                                                                    -------           -------

Deferred charges and other assets, at cost less applicable amortization. . . .       12,180            11,501
                                                                                    -------           -------

      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $764,356          $744,241
                                                                                    -------           -------
                                                                                    -------           -------




       See accompanying notes to combined condensed financial statements.
                                        2

                              LA QUINTA INNS, INC.
                        COMBINED CONDENSED BALANCE SHEETS
                        (in thousands, except share data)


                                                                               March 31, 1994    December 31, 1993
                                                                               --------------    -----------------
                                                                                 (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt . . . . . . . . . . . . . . . . . . .    $  24,922         $  22,491
  Accounts payable:
    Trade. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,626            14,282
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,164             9,584
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,012             1,830
  Accrued expenses:
    Payroll and employee benefits. . . . . . . . . . . . . . . . . . . . . . .       17,493            17,620
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,075             3,379
    Property taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,231             7,994
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,136             1,870
                                                                                    -------           -------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .       75,659            79,050
                                                                                    -------           -------

Long-term debt, excluding current installments . . . . . . . . . . . . . . . .      435,594           414,004
                                                                                    -------           -------
Deferred income taxes, pension and other . . . . . . . . . . . . . . . . . . .       14,394            16,154
                                                                                    -------           -------
Partners' capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       84,333            85,976
                                                                                    -------           -------
Shareholders' equity:
  Common stock ($.10 par value; 40,000,000 shares
   authorized, 32,111,364 shares issued) . . . . . . . . . . . . . . . . . . .        3,211             3,211
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .       60,794            60,573
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      104,833           100,059
  Minimum pension liability adjustment . . . . . . . . . . . . . . . . . . . .       (1,458)           (1,458)
                                                                                    -------           -------
                                                                                    167,380           162,385
Less treasury stock, at cost (1,685,547 and
  1,732,867 shares, respectively). . . . . . . . . . . . . . . . . . . . . . .       13,004            13,328
                                                                                    -------           -------
    Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . .      154,376           149,057
                                                                                    -------           -------

    Total liabilities and shareholders' equity . . . . . . . . . . . . . . . .     $764,356          $744,241
                                                                                    -------           -------
                                                                                    -------           -------




       See accompanying notes to combined condensed financial statements.

                              LA QUINTA INNS, INC.
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                        Three months ended
                                                                                             March 31
                                                                                    -------------------------
                                                                                     1994              1993
                                                                                     ----              ----
Revenues:
  Inn. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $76,038           $57,297
  Restaurant rental and other. . . . . . . . . . . . . . . . . . . . . . . . .        1,840             1,661
  Management services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          386             1,649
                                                                                    -------           -------
    Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       78,264            60,607
                                                                                    -------           -------
Operating costs and expenses:
  Direct . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       44,798            33,429
  Corporate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,828             5,209
  Depreciation, amortization and fixed asset retirements . . . . . . . . . . .        8,361             5,478
                                                                                    -------           -------
    Total operating costs and expenses . . . . . . . . . . . . . . . . . . . .       57,987            44,116
                                                                                    -------           -------
    Operating income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,277            16,491
Other (income) deductions:
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (437)           (1,212)
  Interest on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .        9,152             7,522
  Partners' equity in earnings and losses. . . . . . . . . . . . . . . . . . .        2,471             3,794
                                                                                    -------           -------
    Earnings before property and
     investment transactions . . . . . . . . . . . . . . . . . . . . . . . . .        9,091             6,387
  Net gain (loss) on property transactions . . . . . . . . . . . . . . . . . .           (6)              297
                                                                                    -------           -------
    Earnings before income taxes, and
     cumulative effect of accounting change. . . . . . . . . . . . . . . . . .        9,085             6,684
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,543             2,540
                                                                                    -------           -------
    Earnings before cumulative effect of accounting change . . . . . . . . . .        5,542             4,144
Cumulative effect of accounting change . . . . . . . . . . . . . . . . . . . .          --              1,500
                                                                                    -------           -------

    Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 5,542           $ 5,644
                                                                                    -------           -------
                                                                                    -------           -------
Earnings per common and common equivalent share:
    Earnings before cumulative effect
     of accounting change. . . . . . . . . . . . . . . . . . . . . . . . . . .      $   .17           $   .13
    Cumulative effect of accounting change . . . . . . . . . . . . . . . . . .          --                .05
                                                                                    -------           -------
    Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   .17           $   .18
                                                                                    -------           -------
                                                                                    -------           -------
Weighted average number of common and
  common equivalent shares outstanding . . . . . . . . . . . . . . . . . . . .       32,151            31,087
                                                                                    -------           -------
                                                                                    -------           -------




       See accompanying notes to combined condensed financial statements.
                                        4

                              LA QUINTA INNS, INC.
                   COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                        Three months ended
                                                                                             March 31
                                                                                    -------------------------
                                                                                     1994              1993
                                                                                     ----              ----
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 5,542           $ 5,644
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization of property and equipment . . . . . . . . .        8,361             5,478
     Partners' equity in earnings and losses . . . . . . . . . . . . . . . . .        2,471             3,794
     (Gain) loss on sale of assets . . . . . . . . . . . . . . . . . . . . . .            6              (297)
     Undistributed earnings of affiliates. . . . . . . . . . . . . . . . . . .          --                202
     Cumulative effect of change in accounting for income taxes. . . . . . . .          --             (1,500)
                                                                                    -------           -------
         Net cash provided by operating activities before changes
          in operating assets and liabilities. . . . . . . . . . . . . . . . .       16,380            13,321
                                                                                    -------           -------
     Changes in operating assets and liabilities:
       Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,048)           (2,079)
       Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,182             2,216
       Supplies and prepaid expenses . . . . . . . . . . . . . . . . . . . . .         (389)             (136)
       Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .       (2,730)             (559)
       Deferred charges and other assets . . . . . . . . . . . . . . . . . . .          410               636
       Deferred credits and other. . . . . . . . . . . . . . . . . . . . . . .       (1,760)              218
                                                                                    -------           -------
          Net cash provided by operating activities. . . . . . . . . . . . . .       11,045            13,617
                                                                                    -------           -------

Cash flows from investing activities:
     Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . .      (31,467)           (4,892)
     Proceeds from the sale of fixed assets. . . . . . . . . . . . . . . . . .          389               686
     Purchase of partners' equity interests. . . . . . . . . . . . . . . . . .       (9,322)             (806)
     Increase (decrease) in notes receivable and other investments . . . . . .          388            (3,069)
                                                                                    -------           -------
          Net cash used by investing activities. . . . . . . . . . . . . . . .      (40,012)           (8,081)
                                                                                    -------           -------

Cash flows from financing activities:
     Proceeds from secured line of credit and
      long-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . .      212,102            15,326
     Principal payments on secured line of credit and
      long-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . .     (191,079)          (19,229)
     Distributions to partners . . . . . . . . . . . . . . . . . . . . . . . .          (78)           (1,782)
     Net proceeds from stock option exercises. . . . . . . . . . . . . . . . .          538               708
                                                                                    -------           -------
          Net cash provided (used) by financing activities . . . . . . . . . .       21,483            (4,977)
                                                                                    -------           -------

Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . .       (7,484)              559
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . .       23,848            12,861
                                                                                    -------           -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . .      $16,364           $13,420
                                                                                    -------           -------
                                                                                    -------           -------

Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 6,851           $ 7,037
                                                                                    -------           -------
                                                                                    -------           -------
Income tax paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    23           $    32
                                                                                    -------           -------
                                                                                    -------           -------
Income tax refunds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   (12)          $   (54)
                                                                                    -------           -------
                                                                                    -------           -------




       See accompanying notes to combined condensed financial statements.
                                        5

                              LA QUINTA INNS, INC.
                NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

(1)  Basis of Presentation

     The accompanying unaudited combined condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. It is suggested that the combined condensed financial statements be read in conjunction with the combined financial statements and notes thereto included in the December 31, 1993 Annual Report on Form 10-K.

(2)  Earnings per Common and Common Equivalent Share

     The Board of Directors authorized three-for-two stock splits effective in October 1993 and March 1994. Earnings per share, the weighted average number of shares outstanding, shareholders' equity and the following information have been adjusted to give effect to each of these distributions. The weighted average number of common and common equivalent shares used in the computation of earnings per share are as follows:


                                                        Three months ended
                                                             March 31
                                                     -------------------------
                                                        1994           1993
                                                     -------------------------
Weighted average common shares issued. . . . . . .   32,111,364     32,111,364
Effect of treasury stock . . . . . . . . . . . . .   (1,697,771)    (1,878,165)
Dilutive effect of stock options . . . . . . . . .    1,737,619        853,663
                                                     ----------     ----------
  Weighted average number of common
   and common equivalent shares. . . . . . . . . .   32,151,212     31,086,862
                                                     ----------     ----------
                                                     ----------     ----------


(3)  Acquisition of La Quinta Motor Inns Limited Partnership

     As of December 1, 1993, the Company owned 82% of the Units of La Quinta Motor Inns Limited Partnership ("LQP") acquired through a tender offer (which expired November 30, 1993) and other Units acquired by the Company prior to the tender offer. The acquisition has been accounted for as a purchase and the results of LQP's operations have been included in the Company's combined results of operations since December 1, 1993. The remaining 18% of the Units were acquired on January 24, 1994 for approximately $9.3 million.

     The Company obtained funds to acquire the Units by borrowing $45.9 million under its existing credit facilities.

(4)  Contingencies

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On January 24, 1994, La Quinta Inns, Inc. ("La Quinta" or the "Company") concluded the acquisition of LQP which owned 31 inns in 15 states managed by La Quinta. In the first quarter of 1994, the operations of LQP were included in the combined financial statements of the Company. The Company accounted for its investment in LQP under the equity method in the first quarter of 1993.

     In addition, during 1993, the Company purchased, in separately negotiated transactions, the limited partners' interests in 14 of the Company's combined unincorporated partnerships and joint ventures which owned 44 inns. The Company continues to operate these properties as La Quinta inns. Also during 1993, the Company completed the acquisition of 11 inns and began renovating and converting them to the La Quinta brand. Conversion was completed during the first quarter of 1994.

     The following table describes the composition of inns in the La Quinta chain at:


                                                            March 31, 1994                 March 31, 1993
                                                      --------------------------     --------------------------
                                                                       La Quinta                      La Quinta
                                                                      Equivalent                     Equivalent
                                                      Inns     Rooms    Rooms(1)     Inns     Rooms    Rooms(1)
                                                      ----     -----    --------     ----     -----    --------
Owned 100% . . . . . . . . . . . . . . . . . . .       167    21,143      21,143       89    11,456      11,456
Owned 40 - 80% . . . . . . . . . . . . . . . . .        44     5,935       2,474       80    10,218       4,919
                                                      ----    ------      ------      ---    ------      ------
Total Company owned and operated . . . . . . . .       211    27,078      23,617      169    21,674      16,375
Managed Inns . . . . . . . . . . . . . . . . . .        10     1,324          12       40     4,978          75
Licensed Inns. . . . . . . . . . . . . . . . . .         1       120         --         3       366         --
                                                      ----    ------      ------      ---    ------      ------
                                                       222    28,522      23,629      212    27,018      16,450
                                                      ----    ------      ------      ---    ------      ------
                                                      ----    ------      ------      ---    ------      ------


(1)  Represents the Company's proportionate ownership in system rooms.

     In 1993, the Company began a system wide inn image enhancement program designed to increase revenue through the generation of new guest trials. The program is intended to give its properties a new, fresh, crisp appearance while preserving their unique character. It features new signage displaying a new logo as well as exterior and lobby upgrades including brighter colors, additional landscaping, enhanced guest entry and full lobby renovation with contemporary furnishings and seating area for continental breakfast.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1994

     The following chart shows certain historical operating statistics and revenue data. References to the percentages of occupancy and the average daily rate refer to Company inns.


                                           Comparative Operating Statistics and Revenue Data
                                           -------------------------------------------------
                                                      Three Months Ended March 31,
                                                      ---------------------------
                                              (in thousands, except rates and percentages)
                                                       1994                 1993
                                                      ------               ------
     Inn revenue . . . . . . . . . . . . . . .       $76,038              $57,297
     Other revenue . . . . . . . . . . . . . .         2,226                3,310
                                                     -------              -------
     Total revenue . . . . . . . . . . . . . .       $78,264              $60,607
                                                     -------              -------
                                                     -------              -------
     Direct expenses . . . . . . . . . . . . .       $44,798              $33,429
                                                     -------              -------
                                                     -------              -------
     Percentage of occupancy . . . . . . . . .          65.4%                61.5%
     Average room rate . . . . . . . . . . . .        $46.18               $45.81



     The improvement in inn revenues was related to an increase in the percentage of occupancy and average room rate along with the revenues associated with the acquisition of inns, including the LQP, as more fully described above. Revenues associated with LQP inns were $10,971,000 in the first quarter of 1994. Additionally, inns which have completed the reimaging process have shown improvements in both rate and occupancy.

     Other revenue decreased as a result of a reduction in management services revenue due to the acquisition of LQP and the elimination of related management fees charged by the Company.

     Direct expenses increased to $44,798,000, an increase of $11,369,000. The 1994 Three Months includes $7,393,000 incurred by the LQP inns. The $.40 increase in direct expenses per occupied room is primarily attributable to the Company's implementation of a complimentary continental breakfast at all La Quinta inns in March of 1993, increases in repairs and maintenance, utilities, outside services expense and is partially offset by decreases in salaries and property tax expense. Newly acquired inns typically incur more direct expenses as a percentage of revenue during the first twelve months of operations than inns which have been operating as a La Quinta for more than twelve months. During the 1994 Three Months, 11 of the Company's inns were in their first twelve months of operations.

     Depreciation amortization and fixed asset retirements increased primarily due to the acquisition of LQP. Depreciation, amortization and fixed asset retirements expense also includes asset retirements associated with the Company's refurbishment program and other capital improvements.

     Operating income improved to $20,277,000 in the 1994 Three Months, an increase of $3,786,000, or 23% over the 1993 Three Months, as more fully described above.

     The decrease in interest income is primarily attributable to a decrease in interest earned on the note receivable from AEW Partners, L.P., due to the collection of the entire outstanding principal balance of that note in December 1993 and the corresponding reduction of interest thereon.

     Interest expense on the Senior Subordinated notes issued in May 1993 along with debt assumed with the acquisition of the LQP, and new debt related to the purchase of certain of the limited partners' interests resulted in the 21.7% increase in interest expense.

     The acquisition of the limited partners' interests resulted in a decrease in partners' equity in earnings and losses for the first quarter of 1994 compared to the first quarter of 1993.

     The cumulative effect of accounting change in the 1993 Three Months was the result of implementation of Statement of Financial Standards No. 109 "Accounting for Income Taxes".

FINANCIAL CONDITION

     The decrease in the Company's cash and cash equivalents in the first three months of 1994 resulted from capital expenditures from the reimaging program, conversion of inns and the acquisition of the remaining Units of LQP during January of 1994.

     Major components of the decrease in net cash provided by operating activities were reductions in accounts payable, accrued expenses and deferred credits.

     The increase in investing activities in the 1994 Three Months over the prior year's comparable period is primarily a result of capital expenditures related to the reimaging program and the purchase of the remaining Units of LQP.

     Increases in borrowings on the Company's secured term credit facility resulted in a substantial portion of the increase in cash provided by financing activities for the 1994 Three Months, as compared to cash used by financing activities for the 1993 Three Months.

     At March 31, 1994, La Quinta Development Partnership, L.P. (the "Development Partnership") had approximately $15,838,000 in cash and cash equivalents to fund the Company's development program along with the continuing operations of the Development Partnership. The Company anticipates that the majority of its development activity in 1994 will occur through the Development Partnership.

     The Company anticipates that an additional $11,343,000 will be needed to complete the image enhancement program, at March 31, 1994. The Company intends to fund its image program through funds generated from operations and available on its Credit Facility. The Company does not anticipate the funding of this program will have an adverse effect on its ability to fund its operations.

     Funds on hand, anticipated from future cash flows and available on the Company's line of credit are expected to be sufficient to fund the Company's operating expenses, debt service, other capital requirements and its development program through at least the end of the first quarter of 1994. The Company will evaluate from time to time the necessity of other financing alternatives.

                           Part II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     Actions for negligence or other tort claims occur routinely as an ordinary incident to the Company's business. Several lawsuits are pending against the Company which have arisen in the ordinary course of the business, but none of these proceedings involves a claim for damages (in excess of applicable excess umbrella insurance coverages) involving more than 10% of current assets of the Company (also see note 4 to combined condensed financial statements). The Company does not anticipate any amounts which it may be required to pay as a result of an adverse determination of such legal proceedings, individually or in the aggregate, or any other relief granted by reason thereof, will have a material adverse effect on the Company's financial position or results of operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

     A list of all exhibits filed or included as part of this Quarterly Report on Form 10-Q is as follows:

                                                           Sequel Numbering
     Exhibits    By Reference      Descriptions            System Page


     15          Filed Herewith    Letter from KPMG Peat         12
                                          Marwick dated
                                          May 12, 1994
     99          Filed Herewith    Letter from KPMG Peat         13
                                          Marwick dated
                                          April 19, 1994

(b)  Reports on Form 8-K:

     No Current Reports on Form 8-K have been filed during the period for which this Quarterly Report on Form 10-Q is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LA QUINTA  INNS, INC.
                                   (Registrant)


May 13, 1994                       By:    /S/ William C. Hammett, Jr.
                                          --------------------------------------
                                          William C. Hammett, Jr.
                                          Senior Vice President - Accounting and
                                          Administration


May 13, 1994                       By:    /S/ Irene C. Primera
                                          --------------------------------------
                                          Irene C. Primera
                                          Vice President - Controller