Form 10-Q
period 1994-06-30
LA QUINTA INNS INC
filed 1994-08-11
CIK 278243

===============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               -------------

                                 FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED JUNE 30, 1994.

                                    OR

/ / TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO ____________

                      COMMISSION FILE NUMBER:  1-7790

                               -------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  YES  /X/    NO  / /

                               -------------

                     Number of shares of Common Stock,
               $.10 par value outstanding at June 30, 1994:
                                30,500,770

                               -------------

==============================================================================

                      PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                           LA QUINTA INNS, INC.
                     COMBINED CONDENSED BALANCE SHEETS
                     (in thousands, except share data)


                                          June 30, 1994     December 31, 1993
                                          -------------     -----------------
                                           (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents . . . . .       $  1,474          $ 23,848
   Receivables:
     Trade . . . . . . . . . . . . . .         11,182             6,744
     Other . . . . . . . . . . . . . .          4,002             3,191
   Supplies. . . . . . . . . . . . . .          6,918             5,921
   Prepaid expenses. . . . . . . . . .            952               581
                                             --------          --------
        Total current assets . . . . .         24,528            40,285
                                             --------          --------
Notes receivable, excluding current
 installments (net of allowance of
 $3,385 and $3,167). . . . . . . . . .          7,155             7,683
                                             --------          --------
Investments, including joint ventures
 accounted for on the equity method
 (note 4). . . . . . . . . . . . . . .          3,567             6,583
                                             --------          --------
Properties held for sale, at estimated
 net realizable value. . . . . . . . .          4,485             3,401
                                             --------          --------
Land held for future development, at
 cost. . . . . . . . . . . . . . . . .          1,275             1,452
                                             --------          --------
Property and equipment, at cost,
 substantially all pledged:
   Buildings . . . . . . . . . . . . .        715,560           660,278
   Furniture, fixtures and equipment .        119,298           114,113
   Land and leasehold improvements . .        137,298           129,862
                                             --------          --------
        Total property and equipment .        972,156           904,253
   Less accumulated depreciation and
    amortization . . . . . . . . . . .        238,876           230,917
                                             --------          --------
        Net property and equipment . .        733,280           673,336
                                             --------          --------
Deferred charges and other assets, at
 cost less applicable amortization . .         11,747            11,501
                                             --------          --------
        Total assets                         $786,037          $744,241
                                             --------          --------
                                             --------          --------

    See accompanying notes to combined condensed financial statements.

                           LA QUINTA INNS, INC.
                     COMBINED CONDENSED BALANCE SHEETS
                     (in thousands, except share data)

                                          June 30, 1994     December 31, 1993
                                          -------------     -----------------
                                           (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term
   debt (note 3). . . . . . . . . . . .      $ 32,620           $ 22,491
  Accounts payable:
    Trade . . . . . . . . . . . . . . .        16,645             14,282
    Other . . . . . . . . . . . . . . .         4,533              9,584
    Income taxes. . . . . . . . . . . .         6,047              1,830
  Accrued expenses:
    Payroll and employee benefits . . .        18,611             17,620
    Interest. . . . . . . . . . . . . .         3,268              3,379
    Property taxes. . . . . . . . . . .         7,836              7,994
    Other . . . . . . . . . . . . . . .         1,461              1,870
                                             --------           --------
        Total current liabilities . . .        91,021             79,050
                                             --------           --------
Long-term debt, excluding current
 installments (note 3). . . . . . . . .       427,366            414,004
                                             --------           --------
Deferred income taxes, pension and
 other. . . . . . . . . . . . . . . . .        15,932             16,154
                                             --------           --------
Partners' capital . . . . . . . . . . .        86,861             85,976
                                             --------           --------
Shareholders' equity:
   Common stock ($.10 par value;
     100,000,000 shares authorized,
     32,111,364 shares issued). . . . .         3,211              3,211
   Additional paid-in capital . . . . .        61,999             60,573
   Retained earnings. . . . . . . . . .       115,348            100,059
   Minimum pension liability
    adjustment. . . . . . . . . . . . .        (1,458)            (1,458)
                                             --------           --------
                                              179,100            162,385
Less treasury stock, at cost (1,610,594
 and 1,732,867 shares, respectively). .        14,243             13,328
                                             --------           --------
      Total shareholders' equity  . . .       164,857            149,057
                                             --------           --------
      Total liabilities and
        shareholders' equity. . . . . .      $786,037           $744,241
                                             --------           --------
                                             --------           --------

    See accompanying notes to combined condensed financial statements.

                           LA QUINTA INNS, INC.
                COMBINED CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)
                                (unaudited)

                                        Three months ended   Six months ended
                                             June 30             June 30
                                        ------------------   ----------------
                                          1994     1993       1994      1993
                                          ----     ----       ----      ----
Revenues:
   Inn . . . . . . . . . . . . . . .     $89,965  $67,194   $166,003  $124,491
   Restaurant rental and other . . .       1,956    1,534      3,796     3,195
   Management services . . . . . . .         621    1,905      1,007     3,554
                                         -------  -------   --------   -------
        Total revenues . . . . . . .      92,542   70,633    170,806   131,240
                                         -------  -------    -------   -------
Operating costs and expenses:
   Direct. . . . . . . . . . . . . .      48,607   36,834     93,405    70,263
   Corporate . . . . . . . . . . . .       4,475    4,473      9,303     9,682
   Performance stock options . . . .          --    4,407         --     4,407
   Depreciation, amortization and
    fixed asset retirements. . . . .       9,108    5,473     17,469    10,951
                                         -------  -------    -------   -------
        Total operating costs and
          expenses . . . . . . . . .      62,190   51,187    120,177    95,303
                                         -------  -------    -------   -------
        Operating income . . . . . .      30,352   19,446     50,629    35,937
                                         -------  -------    -------   -------
Other (income) deductions:
   Interest income . . . . . . . . .        (632)  (1,386)    (1,069)   (2,598)
   Interest on long-term debt. . . .       9,447    7,412     18,599    14,934
   Partners' equity in earnings
    and losses . . . . . . . . . . .       3,045    4,408      5,516     8,202
                                         -------  -------    -------   -------
        Earnings before property
         and investment
         transactions. . . . . . . .      18,492    9,012     27,583    15,399
Net loss on property transactions. .          --   (4,670)        (6)   (4,373)
                                         -------  -------    -------   -------
        Earnings before income
         taxes, extraordinary items
         and cumulative effect of
         accounting change . . . . .      18,492    4,342     27,577    11,026
Income taxes . . . . . . . . . . . .       7,212    1,650     10,755     4,190
                                         -------  -------    -------   -------
         Earnings before
          extraordinary items and
          cumulative effect of
          accounting change. . . . .      11,280    2,692     16,822     6,836
Extraordinary items, net of income
 taxes . . . . . . . . . . . . . . .          --      942         --       942
                                         -------  -------    -------   -------
         Earnings before cumulative
          effect of accounting
          change . . . . . . . . . .      11,280    3,634     16,822     7,778
Cumulative effect of accounting
 change. . . . . . . . . . . . . . .          --       --         --     1,500
                                         -------  -------    -------   -------
         Net earnings. . . . . . . .     $11,280  $ 3,634    $16,822  $  9,278
                                         -------  -------    -------   -------
                                         -------  -------    -------   -------
Earnings per common and common
 equivalent share:
         Earnings before
          extraordinary items and
          cumulative effect of
          accounting change. . . . .     $   .35  $   .09    $   .52  $    .22
         Extraordinary items, net
          of income taxes. . . . . .          --      .03         --       .03
         Cumulative effect of
          accounting change. . . . .          --       --         --       .05
                                         -------  -------    -------   -------
         Net earnings. . . . . . . .     $   .35  $   .12    $   .52  $    .30
                                         -------  -------    -------   -------
                                         -------  -------    -------   -------
Weighted average number of common
 and common equivalent shares
 outstanding . . . . . . . . . . . .      32,402   31,443     32,277    31,265
                                         -------  -------    -------   -------
                                         -------  -------    -------   -------


    See accompanying notes to combined condensed financial statements.

                           LA QUINTA INNS, INC.
                COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                                     Six months ended
                                                          June 30
                                                    -------------------
                                                    1994           1993
                                                    ----           ----
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . .         $ 16,822      $  9,278
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization of
      property and equipment and fixed
      asset retirement . . . . . . . . . .           17,469        10,951
     Partners' equity in earnings and
      losses . . . . . . . . . . . . . . .            5,516         8,202
     Loss on property transactions . . . .                6         4,373
     Undistributed earnings of
      affiliates . . . . . . . . . . . . .               --           191
     Non-recurring, non-cash items . . . .               --          (584)
     Cumulative effect of change in
      accounting for income taxes  . . . .               --        (1,500)
     Changes in operating assets and
      liabilities:
         Receivables . . . . . . . . . . .           (4,957)       (2,121)
         Income taxes. . . . . . . . . . .            4,217         4,406
         Supplies and prepaid expenses . .           (1,368)         (455)
         Accounts payable and accrued
          expenses . . . . . . . . . . . .            1,425         2,091
         Deferred charges and other
          assets . . . . . . . . . . . . .              727           947
         Deferred credits and other. . . .             (225)         (968)
                                                   --------      --------
            Net cash provided by operating
             activities. . . . . . . . . .           39,632        34,811
                                                   --------      --------
Cash flows from investing activities:
     Capital expenditures. . . . . . . . .          (61,632)      (10,029)
     Proceeds from property transactions .              391           705
     Purchase and conversion of inns . . .          (15,183)      (12,293)
     Purchase of partners' equity
      interests. . . . . . . . . . . . . .           (9,622)      (23,040)
     (Increase) decrease in notes
      receivable and other investments . .            3,274        (5,647)
                                                   --------      --------
            Net cash used by investing
             activities. . . . . . . . . .          (82,772)      (50,304)
                                                   --------      --------
Cash flows from financing activities:
     Proceeds from secured line of
      credit and long-term borrowings. . .          266,352       149,755
     Principal payments on secured
      line of credit and long-term
      borrowings . . . . . . . . . . . . .         (245,025)     (107,228)
     Distributions to partners . . . . . .             (429)       (1,281)
     Dividends to shareholders . . . . . .           (1,533)           --
     Purchases of treasury stock . . . . .           (1,736)           --
     Net proceeds from stock
      transactions . . . . . . . . . . . .            3,137         1,115
                                                   --------      --------
            Net cash provided by financing
             activities. . . . . . . . . .           20,766        42,361
                                                   --------      --------
(Decrease) increase in cash and cash
 equivalents . . . . . . . . . . . . . . .          (22,374)       26,868
Cash and cash equivalents at beginning
 of period . . . . . . . . . . . . . . . .           23,848        12,861
                                                   --------      --------
Cash and cash equivalents at end of
 period  . . . . . . . . . . . . . . . . .         $  1,474      $ 39,729
                                                   --------      --------
                                                   --------      --------
Interest paid. . . . . . . . . . . . . . .         $ 16,805      $ 13,263
                                                   --------      --------
                                                   --------      --------
Income tax paid. . . . . . . . . . . . . .         $  1,120      $  1,238
                                                   --------      --------
                                                   --------      --------
Income tax refunds . . . . . . . . . . . .         $    (12)     $    (58)
                                                   --------      --------
                                                   --------      --------

    See accompanying notes to combined condensed financial statements.

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

                                Three months ended       Six months ended
                                     June 30                 June 30
                                ------------------       ----------------
                                 1994        1993        1994        1993
                                 ----        ----        ----        ----
Weighted average common
 shares issued . . . . . . .  32,111,364  32,111,364  32,111,364  32,111,364
Effect of treasury stock . .  (1,585,083) (1,843,466) (1,452,107) (1,860,816)
Dilutive effect of stock
 options . . . . . . . . . .   1,875,831   1,175,199   1,617,405   1,014,432
                              ----------  ----------  ----------  ----------
   Weighted average number
    of common and common
    equivalent shares. . . .  32,402,112  31,443,097  32,276,662  31,264,980
                              ----------  ----------  ----------  ----------
                              ----------  ----------  ----------  ----------


   During June 1994, the Company repurchased 101,000 shares of its common stock for approximately $2,600,000 under a plan approved by the Board of Directors to repurchase up to $10,000,000 of its common stock. Additional purchases will be made from time to time in the open market as deemed appropriate by the Company.

(3)  Long-term Debt

   On July 1, 1994, the Company completed negotiations to amend its existing $40,000,000 Secured Line of Credit to $45,000,000 and its $145,000,000 Secured Term Credit Facility to $184,000,000. At June 30, 1994, the Company had a total of $58,225,000 available on its amended Secured Term and Line of Credit facilities. Borrowings under the $45,000,000 Secured Line of Credit, which will mature on May 30, 1997, will bear interest at the prime rate, LIBOR plus 1 1/2%, or certificate of deposit rate, plus 1 5/8%. Borrowings under the $184,000,000 Secured Term Credit Facility, which may be made through October 31, 1994, have a final maturity of May 31, 2000 and bear interest at the prime rate, LIBOR rate plus 1 3/4%, or certificate of deposit rate plus 1 7/8%. Amounts borrowed under the Secured Term Credit Facility require semi-annual principal payments commencing November 30, 1994 through May 31, 2000. The Company pays a commitment fee of .5% per annum on the daily average unused portion of the Secured Line of Credit and Term Credit Facility.

   On June 1, 1994, a credit agreement for a $35,000,000 Unsecured Line of Credit among La Quinta Development Partners, L.P. (the "Development Partnership") and participating banks was completed. Borrowings under the $35,000,000 Unsecured Line of Credit, which matures January 31, 1997, bear interest at the prime rate, LIBOR rate plus 1%, or certificate of deposit rate plus 1 1/8%. At June 30, 1994, $33,950,000 was available on the Unsecured Line of Credit. The commitment fee is .25% per annum on the daily average unused portion of the Unsecured Line of Credit. The Company is the general partner and owns a 40% ownership interest in the Development Partnership.

(4) Acquisition of Partners' Interests

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

   On July 1, 1994, the Company purchased nine La Quinta inns previously held by La Quinta - Cigna I and La Quinta - Cigna II, unincorporated joint ventures in which the Company held a 1% interest and also managed. This transaction was financed through the Company's amended Secured Line of Credit and Secured Term Credit Facility. (See note 3.)

(5) Franchise Agreements

   During the quarter ended June 30, 1994, the Company opened its first franchised inn in Mexico. Initial franchise fees related to development are recorded as revenue when the related property opens as a franchised inn. Monthly franchise fees are based on gross room sales and are accrued as earned.

(6) Contingencies

   In September 1993, a former officer of the Company filed suit against the Company and certain of its directors and their affiliate companies.
The suit alleges breach of an employment agreement, misrepresentation, wrongful termination, self-dealing, breach of fiduciary duty, usurpation of corporate opportunity and tortious interference with contractual relations. The suits seeks compensatory damages of $2,500,000 and exemplary damages of $5,000,000. The Company intends to vigorously defend itself against this suit.

   The Company is also party to various lawsuits and claims generally incidental to its business. The ultimate disposition of these and the above discussed matter are not expected to have a significant adverse effect on the Company's financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   On January 24, 1994, La Quinta Inns, Inc. ("La Quinta" or the
"Company") concluded the acquisition of LQP which owned 31 inns in 15 states managed by La Quinta. In 1994, the operations of LQP were included in the combined financial statements of the Company. The Company accounted for its investment in LQP under the equity method until December 1, 1993.

   In addition, during 1993, the Company purchased, in separately negotiated transactions, the limited partners' interests in 14 of the Company's combined unincorporated partnerships and joint ventures which owned 44 inns. During the second quarter of 1994, the Company purchased the limited partners' interests in one of the Company's combined unincorporated joint ventures which owned one inn. On July 1, 1994, the Company purchased nine inns managed by the Company which were previously held in joint ventures. The Company continues to operate these properties as La Quinta inns. Also during 1993, the Company completed the acquisition of 11 inns and began renovating and converting them to the La Quinta brand. Conversion of these properties was completed during the second quarter of 1994. Also during the second quarter of 1994, the Company acquired two inns and opened its first Mexico property which is owned and operated under a La Quinta franchise agreement in which the property is managed by the Company.

   The following table describes the composition of inns in the La Quinta chain at:


                               June 30, 1994 (2)        December 31, 1993 (3)
                             ------------------------  ------------------------
                                               La                        La
                                             Quinta                    Quinta
                                           Equivalent                Equivalent
                             Inns   Rooms   Rooms(1)   Inns   Rooms   Rooms(1)
                             ----   -----   --------   ----   -----   --------
Owned 100% . . . . . . .     176   22,320    22,320    166   21,001    21,001
Owned 40 - 80% . . . . .      46    6,363     2,681     45    6,077     2,588
                             ---   ------    ------    ---   ------    ------
Total Company owned
 and operated. . . . . .     222   28,683    25,001    211   27,078    23,589
Managed Inns . . . . . .       1      148        --      9    1,176        12
Licensed Inns. . . . . .       1      120        --      1      120        --
                             ---   ------    ------    ---   ------    ------
                             224   28,951    25,001    221   28,374    23,601
                             ---   ------    ------    ---   ------    ------
                             ---   ------    ------    ---   ------    ------

(1)  Represents the Company's proportionate ownership in system rooms.
(2) Includes 100% of rooms owned by Cigna I and II as though the acquisition were completed on June 30, 1994.
(3) Includes 100% of the rooms owned by LQP as though the acquisition were completed on December 31, 1993.

   In 1993, the Company began a system wide inn image enhancement program designed to increase revenue through the generation of new guest trial. The program was completed during the second quarter. The program gave the reimaged inns a new, fresh, crisp appearance while preserving their unique character. It features new signage displaying a new logo as well as exterior and lobby upgrades including brighter colors, additional landscaping, enhanced guest entry and full lobby renovation with contemporary residential furnishings and seating area for continental breakfast.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1994

   The improvement in inn revenues was related to an increase in the percentage of occupancy and average room rate along with the revenues associated with the acquisition of inns, including the LQP, as more fully described above. The occupancy percentage increased to 74.5% in the second quarter of 1994 from 69.8% in the 1993 comparable period. The average daily rate increased to $46.99 in the second quarter of 1994 from $46.92 in the second quarter of 1993. Additionally, completion of the reimaging process has resulted in improvements in both rate and occupancy.

   Other revenue decreased as a result of a reduction in management services revenue due to the acquisition of LQP and the elimination of related management fees charged by the Company. This decrease was partially offset by an increase in restaurant rental and other income caused by an increase in the number of restaurants owned and leased by the Company due to the acquisition of LQP.

   Direct expenses increased to $48,607,000, an increase of $11,773,000. The $.39 decrease in direct expenses per occupied room from $26.77 during the second quarter of 1993 to $26.38 during the second quarter of 1994 is primarily attributable to decreases in salaries and related expenses and insurance and is partially offset by increases in repairs and maintenance and advertising.

   During the second quarter of 1993, the Company recognized $4,407,000 in performance stock option expense related to the vesting of certain contingent stock options that became exercisable in May 1993.

   Depreciation, amortization and fixed asset retirements increased primarily due to the acquisition of LQP. Depreciation, amortization and fixed asset retirements also includes asset retirements associated with the Company's refurbishment program and other capital improvements.

   Operating income improved to $30,352,000 in the second quarter, an increase of $10,906,000, or 56% over the 1993 second quarter, as more fully described above.

   The decrease in interest income is primarily attributable to a decrease in interest earned on the note receivable from AEW Partners, L.P. to La Quinta Development Partners, L.P. (the "Development Partnership"), due to the collection of the entire outstanding principal balance of that note in December 1993 and the corresponding reduction of interest thereon.

   Interest expense on the Senior Subordinated notes issued in May 1993 along with debt assumed with the acquisition of the LQP, and new debt related to the purchase of certain of the limited partners' interests resulted in the 27.5% increase in interest expense.

   The acquisition of the limited partners' interests resulted in a decrease in partners' equity in earnings and losses for the second quarter of 1994 compared to the second quarter of 1993.

   The net loss on property and investment transactions of ($4,670,000) in the second quarter of 1993 was primarily related to a $4,900,000 loss related to the Company's conveyance of title on the property in which the Company's corporate headquarters was located to the mortgagor.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1994

   The improvement in inn revenues was related to an increase in the percentage of occupancy and average room rate along with the revenues associated with the acquisition of inns, including the LQP, as more fully described above. The average room rate increased to $46.62 in the 1994 six month period from $46.41 in the 1993 six months. The occupancy percentage increased to 70.0% in the 1994 six months from 65.7% in the 1993 six months. Additionally, completion of the reimaging process has resulted in improvements in both rate and occupancy.

   Other revenue decreased as a result of a reduction in management services revenue due to the acquisition of LQP and the elimination of related management fees charged by the Company. This decrease was partially offset by an increase in restaurant rental and other income caused by an increase in the number of restaurants owned and leased by the Company due to the acquisition of LQP.

   Direct expenses increased to $93,405,000, an increase of $23,142,000. Direct expenses per occupied room decreased to $27.25 in the 1994 six months from $27.28 in the 1993 six months, a decrease of $.03.

   The 1993 performance stock option expense related to the vesting of certain contingent stock options that became exercisable in May 1993.

   Depreciation, amortization and fixed asset retirements increased primarily due to the acquisition of LQP. Depreciation, amortization and fixed asset retirements also includes asset retirements associated with the Company's refurbishment program and other capital improvements.

   Operating income improved to $50,629,000 in the 1994 six months, an increase of $14,692,000, or 40.9% over the 1993 six months, as more fully described above.

   The decrease in interest income is primarily attributable to a decrease in interest earned on the note receivable from AEW Partners, L.P. to the Development Partnership, due to the collection of the entire outstanding principal balance of that note in December 1993 and the corresponding reduction of interest thereon.

   Interest expense on the Senior Subordinated notes issued in May 1993 along with debt assumed with the acquisition of the LQP, and new debt related to the purchase of certain of the limited partners' interests resulted in the 24.5% increase in interest expense.

   The acquisition of the limited partners' interests resulted in a decrease in partners' equity in earnings and losses for the first six months of 1994 compared to the six months of 1993.

   Net loss on property and investment transactions was ($6,000) in the six months of 1994 compared to a loss of ($4,373,000) in the six months of 1993. The loss in 1993 was primarily related to a $4,900,000 loss related to the Company's conveyance of title on the property in which the Company's corporate headquarters is located to the mortgagor.

   The cumulative effect of accounting change in the 1993 six months was the result of implementation of Statement of Financial Standards No. 109 "Accounting for Income Taxes".

FINANCIAL CONDITION

   The decrease in the Company's cash and cash equivalents in the first six months of 1994 resulted from capital expenditures from the reimaging program, purchase and conversion of inns and the acquisition of the remaining Units of LQP during January of 1994.

   The increase in net cash provided by operating activities was the result of increased revenue and operating margins.

   The increase in investing activities in the 1994 six months over the prior year's comparable period is primarily a result of capital expenditures related to the reimaging program, purchase and conversion of inns and the purchase of the remaining Units of LQP.

   Principal payments on the Company's Secured Term Credit Facility, dividends paid to shareholders and purchases of treasury stock contributed to a substantial portion of the decrease in cash provided by financing activities for the 1994 six months, as compared to cash provided by financing activities for the 1993 six months.

   In June 1994, the Development Partnership entered into a $35,000,000 Unsecured Line of Credit of which $33,950,000 is available at June 30, 1994. The Company anticipates that the majority of its development activity in 1994 will occur through said Partnership.

   During June 1994, the Company repurchased a total of 101,000 shares of its common stock for approximately $2,600,000 under a plan approved by the Board of Directors to repurchase up to $10,000,000 of its common stock.

   Funds on hand, anticipated from future cash flows and available on the Company's credit facilities are expected to be sufficient to fund the Company's operating expenses, debt service, other capital requirements and its development program through at least the end of 1994. The Company will evaluate from time to time the necessity of other financing alternatives.

                     INDEPENDENT ACCOUNTANTS' REPORT




The Board of Directors
La Quinta Inns, Inc.:

We have reviewed the combined condensed balance sheet of La Quinta Inns, Inc. as of June 30, 1994, and the related combined condensed statements of operations for the three-month and six-month periods ended June 30, 1994 and 1993 and cash flows for the six-month periods ended June 30, 1994 and 1993. These combined condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the combined condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the combined balance sheet of La Quinta Inns, Inc. as of December 31, 1993 and the related combined statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1994, except as to the first paragraph of note 5, which is as of February 9, 1994, we expressed an unqualified opinion on those combined financial statements. Our report refers to a change in the method of accounting for income taxes. In our opinion, the information set forth in the accompanying combined condensed balance sheets as of December 31, 1993, is fairly presented, in all material respects, in relation to the combined balance sheet from which it has been derived.



                                            KPMG Peat Marwick




San Antonio, Texas
July 18, 1994

                      Part II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

   Actions for negligence or other tort claims occur routinely as an ordinary incident to the Company's business. Several lawsuits are pending against the Company which have arisen in the ordinary course of the business, but none of these proceedings involves a claim for damages (in excess of applicable excess umbrella insurance coverages) involving more than 10% of current assets of the Company (also see note 5 to combined condensed financial statements). The Company does not anticipate any amounts which it may be required to pay as a result of an adverse determination of such legal proceedings, individually or in the aggregate, or any other relief granted by reason thereof, will have a material adverse effect on the Company's financial position or results of operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

   A list of all exhibits filed or included as part of this Quarterly Report on Form 10-Q is as follows:


  Exhibits     By Reference     Descriptions

    10(a)     Filed Herewith    First Amendment to Third
                                Amended and Restated Master
                                Covenant Agreement dated
                                June 30, 1994

    10(b)     Filed Herewith    First Amendment to Amended and
                                Restated Credit Agreement dated
                                June 30, 1994

    15        Filed  Herewith   Letter from KPMG Peat
                                Marwick dated August 10, 1994


(b) Reports on Form 8-K:

   No Current Reports on Form 8-K have been filed during the period for which this Quarterly Report on Form 10-Q is filed.

                               SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LA QUINTA INNS, INC.
                                       (Registrant)


August 11, 1994                        By:  /S/ William C. Hammett, Jr.
                                            ------------------------------
                                            William C. Hammett, Jr.
                                            Senior Vice President -
                                            Accounting and Administration


August 11, 1994                        By:  /S/ Irene C. Primera
                                            ------------------------------
                                            Irene C. Primera
                                            Vice President - Controller

La Quinta Inns, Inc.
San Antonio, Texas

Gentlemen:

Re:  Registration Statements Nos. 33-26470, 2-97266, 2-67606, 2-65645,
     33-42087, and 33-55102 and 33-58866

With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated July 18, 1994, related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.


                                          KPMG Peat Marwick



San Antonio, Texas
August 10, 1994