Form 10-K/A
period 1993-12-31
LA QUINTA INNS INC
filed 1994-11-07
CIK 278243

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                -----------------

                                  FORM 10-K/A

(Mark One)
/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934    (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934     (NO FEE REQUIRED)
                 For the transition period from ________________

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


- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 FORM 10-K INDEX

                                     PART I


                                                                           Page
                                                                           ----
Item 1.      Business. . . . . . . . . . . . . . . . . . . . . . . . . .      3

Item 2.      Properties. . . . . . . . . . . . . . . . . . . . . . . . .      8

Item 3.      Legal Proceedings . . . . . . . . . . . . . . . . . . . . .     10

Item 4.      Submission of Matters to a Vote of Security Holders . . . .     11

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters . . . . . . . . . . . . . . . . . . . .     11

Item 6.      Selected Financial Data . . . . . . . . . . . . . . . . . .     12

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . . . . . . . .     13

Item 8.      Financial Statements and Supplementary Data . . . . . . . .     22

Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure. . . . . . . . . . . . . . . . . .     50

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant. . . . .     50

Item 11.     Executive Compensation. . . . . . . . . . . . . . . . . . .     51

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management. . . . . . . . . . . . . . . . . . . . . . . .       51

Item 13.     Certain Relationships and Related Transactions. . . . . . .     51

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . .     51

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     55

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

          LA QUINTA MANAGEMENT OF INNS - In contrast to many of it competitors, La Quinta manages and has ownership interests in virtually all of its inns. La Quinta manages all but one of the 221 inns in the chain. At January 31, 1994, the Company owned 100% of 166 inns and 40% or more of an additional 45. As a result, the Company believes it is able to achieve a higher level of consistency in both product quality and service than its competition. In addition, La Quinta's position as one of the few primarily owner-operated chains enables La Quinta to offer new services, direct expansion, effect pricing and to make other marketing decisions on a system-wide or local basis as conditions dictate, usually without consulting third-party owners, management companies or franchisees as required of most other lodging chains. The Company's management of the inns also enables it to control costs and allocate resources effectively to provide excellent value to the consumer.

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

STRUCTURE AND OWNERSHIP

     The Company is a combined entity comprised of La Quinta Inns, Inc., which owns and operates 211 inns, four subsidiaries and 16 combined unincorporated partnerships and joint ventures. The combined unincorporated partnerships and joint ventures own 45 inns operated by the Company. The Company manages 9 inns, 99% owned by CIGNA which are accounted for using the cost method in the Company's financial statements.

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

     The following table describes the composition of inns in the La Quinta chain at:


                                                 December 31, 1993 (5)                December 31, 1992
                                              --------------------------         --------------------------
                                                               La Quinta                          La Quinta
                                                              Equivalent                         Equivalent
                                              Inns    Rooms    Rooms (1)         Inns    Rooms    Rooms (1)
                                              ----    -----   ----------         ----    -----   ----------

Owned 100% (2) . . . . . . . . . . . . .       166    21,001    21,001             89    11,456    11,456
Owned 40 - 80% (3) . . . . . . . . . . .        45     6,077     2,588             80    10,218     4,919
                                               ---    ------    ------            ---    ------    ------
Total Company owned and operated . . . .       211    27,078    23,589            169    21,674    16,375
Managed Inns . . . . . . . . . . . . . .         9     1,176        12             40     4,978        75
Licensed Inns (4). . . . . . . . . . . .         1       120        --              3       366        --
                                               ---    ------    ------            ---    ------    ------
                                               221    28,374    23,601            212    27,018    16,450
                                               ---    ------    ------            ---    ------    ------
                                               ---    ------    ------            ---    ------    ------

(1)  Represents the Company's proportionate ownership interest in system rooms.

(2)  Two inns are operated under brands other than La Quinta.

(3)  One inn is operated under a brand other than La Quinta.

(4)  One inn is licensed to a third party.

(5) Includes 100% of the rooms owned by LQP as though the acquisition were completed on December 31, 1993.


     JOINT VENTURES AND PARTNERSHIPS. La Quinta historically financed its development, in part, through partnerships and joint ventures with large insurance companies or financial institutions. Under the terms of the joint venture and partnership agreements, available cash flow is generally used to pay debt and provide for capital improvements, with remaining cash flow being distributed to the partners in accordance with their respective ownership interests. In 1993 La Quinta began to purchase the interests in the unincorporated joint ventures and partnerships, acquiring 14 by the end of the year. In addition, the Company successfully completed the acquisition of LQP in January 1994. See further discussions above. At December 31, 1993, the Company had ownership interests between 40% and 82% in 12 unincorporated joint ventures and partnerships, one of which owns no properties.

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

     La Quinta receives licensing, management, national advertising and chain services fees for the use of its brand name and services from management of the inns. The Company accounts for its ownership interest in these entities, with the exception of the two Cigna joint ventures, using the equity method. The Cigna joint ventures are accounted for under the cost method.

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


     "La Quinta Registered Trademark" and "teLQuik Registered Trademark" have been registered as service marks by La Quinta with the U.S. Patent and Trademark Office, and in Mexico, Canada and the United Kingdom.


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

     The Company provides a reservation system, "teLQuik"-R-, which currently accounts for reservations for approximately 50% of room occupancy. The teLQuik system allows customers to make reservations toll free or from special reservations phones placed in the lobbies of all La Quinta inns. The teLQuik system enables guests to make their next night's reservations from their previous night's La Quinta inn. In 1994, the Company completed a new reservation center which is a part of its program to improve operating results by providing state-of-the-art technology in processing reservations more efficiently. La Quinta, through its national sales managers, markets its reservation services to travel agents and corporate travel planners who may access teLQuik through the five major airline reservation systems.

ASSET MANAGEMENT

     La Quinta's asset management strategy is founded on the importance of ownership of all or a significant portion of each of its inns. See "Structure and Ownership" on this Form 10-K. Management believes that Company ownership and management of La Quinta inns enables the Company to achieve more consistency in quality and service than its competitors.

     Historically, the Company financed a large part of its development through partnerships and joint ventures with large insurance companies and other financial institutions, while managing the inns. However, during 1993, the Company acquired in separately negotiated transactions limited partners' interests in 14 of the Company's combined unincorporated partnerships and joint ventures that owned 44 La Quinta inns. The Company also completed the acquisition of 100% of the limited partners' interests in an additional 31 inns owned by a subsidiary of LQP in January of 1994, after acquiring 82% of LQP during 1993. Additionally, the Company also acquired eleven existing inns during 1993. Currently, the Company owns 100% of 166 inns and between 40%- 80% of 45 other inns. The Company manages an additional nine La Quinta inns in which it owns a 1% interest.

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

     In 1993, the Company undertook an image enhancement program intended to give its properties a new, fresh, crisp appearance while preserving their unique character. The program features new signage displaying a new logo as well as exterior and lobby upgrades including brighter colors, additional landscaping, enhanced guest entry and a full lobby renovation with contemporary furnishings and seating area for continental breakfast. Of the chain's 221 inns, 97 began the image enhancement program during 1993, of which 39 were complete as of December 31, 1993. Twenty properties begin the reimaging process every six to eight weeks with program completion targeted for June 1994. Signs displaying the Company's new logo were in place at substantially all properties at December 31, 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Commitments."

     At December 31, 1993, there were 221 inns located in 29 states, with concentrations in Texas, Florida and California. The states and cities in which the inns are located are set forth in the following table:

ALABAMA            KANSAS              TENNESSEE                 WYOMING
Birmingham         Lenexa              Knoxville                 Casper
Huntsville (2)     Wichita             Memphis (3)               Cheyenne
Mobile                                 Nashville (3)             Rock Springs
Montgomery         KENTUCKY
Tuscaloosa         Lexington           TEXAS                     LICENSED
                                       Abilene                   LA QUINTA INN
ARIZONA            LOUISIANA           Amarillo (2)
Phoenix (3)        Baton Rouge         Arlington                 TEXAS
Tucson (2)         Bossier City        Austin (5)                McAllen
                   Kenner              Beaumont
ARKANSAS           Lafayette           Bedford                   OTHER
Little Rock (5)    Monroe              Brownsville               OWNED INNS
                   New Orleans (5)     Clute                     (operated under
CALIFORNIA         Slidell             College Station           other brands)
Bakersfield        Sulphur             Corpus Christi (2)
Costa Mesa                             Dallas Metro Area (12)    TEXAS
Fresno             MICHIGAN            Del Rio                   El Paso
Irvine             Kalamazoo           Denton                    La Marque
La Palma                               Eagle Pass                San Antonio
Redding            MISSISSIPPI         El Paso (3)
Sacramento (2)     Jackson (2)         Fort Worth (2)
San Bernardino                         Galveston
San Diego (3)      MISSOURI            Harlingen
San Francisco      St. Louis           Houston Metro Area (17)
Stockton                               Killeen
Ventura            NEBRASKA            Laredo
                   Omaha               Longview
COLORADO                               Lubbock
Colorado Springs   NEVADA              Lufkin
Denver (7)         Las Vegas           Midland
                   Reno                Nacogdoches
FLORIDA                                Odessa
Daytona Beach      NEW MEXICO          Round Rock
Deerfield Beach    Albuquerque (3)     San Angelo
Ft. Myers          Farmington          San Antonio (11)
Gainesville        Las Cruces          Temple
Jacksonville (3)   Santa Fe            Texarkana
Miami                                  Tyler
Orlando (2)        NORTH CAROLINA      Victoria
Pensacola          Charlotte (2)       Waco
Tallahassee (2)                        Wichita Falls
Tampa (5)          OHIO
                   Columbus            UTAH
GEORGIA                                Layton
Atlanta (7)        OKLAHOMA            Salt Lake City
Augusta            Oklahoma City (2)
Columbus           Tulsa (3)           VIRGINIA
Savannah                               Hampton
                   PENNSYLVANIA        Richmond
ILLINOIS           Pittsburgh          Virginia Beach
Champaign
Chicago Metro      SOUTH CAROLINA      WASHINGTON
  Area (5)         Charleston          Seattle (2)
Moline             Columbia            Tacoma
                   Greenville
INDIANA
Indianapolis (2)
Merrillville

     Typically, food service for La Quinta guests is provided by adjacent, free standing restaurants. At December 31, 1993, the Company had an ownership interest in 124 restaurant buildings adjacent to its inns. The 124 restaurant facilities are owned by the Company or its partnerships and joint ventures, which own the related inn. These restaurants generally are leased pursuant to build-to-suit leases that require the operator to pay, in addition to minimum and percentage rentals, all expenses, including building maintenance, taxes and insurance. At December 31, 1993, the Company's ownership interests in such restaurants were as follows:

                                                Number of Restaurants
                                                ---------------------
     Owned 100%                                           77
     Owned 82%                                            21
     Owned 50-67%                                          5
     Owned 40%                                            21
                                                         ---
                                                         124
                                                         ---
                                                         ---

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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on The New York Stock Exchange. The range of the high and low sale prices, as adjusted for the three-for-two stock split in October 1993 and the three-for-two stock split in March 1994, of the Company's Common Stock for each of the quarters during the years ended December 31, 1993 and 1992 is set forth below:


                                                        1993                                1992
                                           -------------------------------      ----------------------------
                                                                Per Share                          Per Share
                                             High      Low      Dividend        High      Low      Dividend
                                             ----      ---      ---------       ----      ---      ---------

First Quarter. . . . . . . . . . . . . .   $13 3/4   $     9     $  --         $7 7/8    $6 3/8     $  --
Second Quarter . . . . . . . . . . . . .    14 3/8        12        --          8 3/8     7 1/4        --
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

ITEM 6.   SELECTED FINANCIAL DATA


                                                                                      YEARS ENDED DECEMBER 31
                                                                     --------------------------------------------------------
                                                                       1993        1992        1991        1990      1989 (2)
                                                                     --------    --------    --------    --------    --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, RATIOS, AND INN STATISTICS)

STATEMENT OF OPERATIONS DATA
  Total revenues . . . . . . . . . . . . . . . . . . . . . . . .     $271,850    $254,122    $240,888    $226,830    $206,172
  Direct and corporate operating costs and expenses (4). . . . .      168,365     156,845     155,126     147,809     131,528
  Depreciation, amortization and asset retirements . . . . . . .       23,711      24,477      34,921      34,411      32,962
  Performance stock option . . . . . . . . . . . . . . . . . . .        4,407          --          --          --          --
  Non-recurring cash and non-cash charges (4). . . . . . . . . .           --      38,225       7,952         503          --
  Operating income . . . . . . . . . . . . . . . . . . . . . . .       75,367      34,575      42,889      44,107      41,682
  Net interest expense . . . . . . . . . . . . . . . . . . . . .       26,219      27,046      30,271      32,304      36,692
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . .       20,301      (8,754)        129       2,175       6,130
  Net earnings (loss) before extraordinary items
    and cumulative effect of accounting change . . . . . . . . .       19,420      (7,796)      1,398       2,175       6,130
  Earnings (loss) before extraordinary items and cumulative
    effect of accounting change. . . . . . . . . . . . . . . . .          .61        (.26)        .05         .07         .21
  Net earnings (loss) per share (3). . . . . . . . . . . . . . .          .64        (.29)         --         .07         .21
OTHER DATA
  Capital expenditures (5) . . . . . . . . . . . . . . . . . . .       32,623      15,529      13,803      17,696      26,317
  Purchase of inns and conversion costs. . . . . . . . . . . . .       38,858       4,060      15,487      18,574      15,477
  Purchase of partners' equity interests (6) . . . . . . . . . .       78,169          --       3,546          --         754
  Net cash provided by operating activities. . . . . . . . . . .       77,364      60,543      54,056      42,106      39,719
  Net cash used by investing activities. . . . . . . . . . . . .     (145,027)    (15,166)    (35,083)    (40,061)    (44,920)
  Net cash provided (used) by financing activities . . . . . . .       78,650     (40,471)    (24,428)       (101)    (15,819)
  Cash dividends declared per common share . . . . . . . . . . .          .05          --          --          --          --
  EBITDA (7) . . . . . . . . . . . . . . . . . . . . . . . . . .      103,485      97,277      85,762      79,021      74,644
BALANCE SHEET DATA
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . .      744,241     539,183     574,687     586,969     577,388
  Shareholders' equity . . . . . . . . . . . . . . . . . . . . .      149,057     124,321     130,175     129,167     123,193
  Partners' capital. . . . . . . . . . . . . . . . . . . . . . .       85,976      62,060      50,471      37,270      29,223
  Current installments of long-term debt . . . . . . . . . . . .       22,491      21,711      22,116      24,002      16,991
  Long-term debt, excluding current installments . . . . . . . .      414,004     274,824     316,014     341,902     350,986
  Combined effective debt-to-equity ratio (1). . . . . . . . . .         1.76        1.47        1.75        2.05         2.3
OPERATING DATA
  Inns owned . . . . . . . . . . . . . . . . . . . . . . . . . .          211         169         168         164         161
  Inns managed . . . . . . . . . . . . . . . . . . . . . . . . .            9          40          40          40          40
  Inns licensed. . . . . . . . . . . . . . . . . . . . . . . . .            1           3           4           6           6
                                                                       ------      ------      ------      ------      ------
  Number of inns . . . . . . . . . . . . . . . . . . . . . . . .          221         212         212         210         207
  Occupancy percentage . . . . . . . . . . . . . . . . . . . . .         65.1%       65.6%       64.8%       66.0%       65.5%
  Average daily room rate. . . . . . . . . . . . . . . . . . . .       $46.36      $44.33      $43.11      $40.93      $38.67

- - ---------------
(1) Ratio of long-term debt, excluding current installments, to partners' capital plus shareholders' equity at year end.

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

(7) EBITDA, as defined by the covenants to the Company's public debt securities of $120,000,000, 9 1/4% Senior Subordinated notes due 2003, is earnings before net interest expense, income taxes, depreciation, amortization and fixed asset retirements, extraordinary items, partners' equity in earnings and losses, gain or loss on property and investment transactions and other non-recurring cash and non-cash charges. This definition differs from the traditional EBITDA definition which does not include adjustments for extraordinary items, partners' equity in earnings and losses, gain or loss on property and investment transactions and other non-recurring cash and non-cash charges.

     The following is a summary of these amounts:


                                     1993     1992     1991     1990     1989
                                    ------   ------   ------   ------   ------

     Extraordinary items . . . .   $   619  $   958   $1,269   $   -- $     --
     Partners' equity in
       earnings and losses . . .    12,965   15,081    9,421    8,408    2,596
     (Gain) or loss on property
       and investment
       transactions. . . . . . .     4,347     (282)   1,012       (3)  (6,302)
     Non-recurring cash and
       non-cash charges
       and performance stock
       option. . . . . . . . . .     4,407   38,225    7,952      503       --


     EBITDA is not intended to represent cash flow or any other measure of performance in accordance with generally accepted accounting principles ("GAAP"). EBITDA, as defined above, is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt.



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


                             Comparative Operating Statistics and Revenue Data
                             -------------------------------------------------
                                          Years Ended December 31
                                          -----------------------
                               (in thousands, except rates and percentages)
                               --------------------------------------------

                                    1993           1992           1991
                                  --------       --------       --------

     Room revenue                 $248,428       $230,054       $218,225
     Other inn revenue              10,101          9,772          8,871
                                  --------       --------       --------
     Total inn revenue            $258,529       $239,826       $227,096
                                  --------       --------       --------
                                  --------       --------       --------
     Percentage of occupancy          65.1%          65.6%          64.8%
     Average room rate            $  46.36       $  44.33       $  43.11
     Available rooms (1)             8,226          7,916          7,817

(1) Available rooms represent the number of rooms available for sale multiplied by the number of days in the period reported.


     During 1991, the Company implemented certain changes in its operations and organization which resulted in charges of $7,952,000. Such charges included severance costs resulting from a reduction in work force and the termination of four executive officers of the Company, charges related to the write-down of computer equipment and other assets and costs associated with the Company's cost reduction study. During 1992, the Company made additional changes in operations and organization based on a comprehensive review of the Company by its senior management team and recognized charges of approximately $39,751,000. These charges included a provision for the write-down of partnership investments, land, severance and other employee-related costs and other charges which affected corporate expenses and partners' equity in earnings and losses, as more fully described below.

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

     CORPORATE EXPENSES include the costs of general management, office rent, training and field supervision of inn managers and other marketing and administrative expenses. The major components of corporate expenses are salaries, wages and related expenses and information systems. Corporate expenses decreased to $19,450,000 ($1.96 per available room, including Managed Inns) in 1993 from $23,961,000 ($2.41 per available room, including Managed Inns) in 1992 a decrease of $4,511,000 or 18.8%. As a percent of total revenues, corporate expenses decreased to 7.2% in 1993 from 9.4% in 1992. The 1992 corporate expenses included a non-recurring charge to increase the allowance for certain notes receivable, based upon estimates of the value of the real estate held as collateral for such notes and evaluations of the financial condition of certain borrowers, and a provision related to the settlement of certain litigation. The 1992 Corporate expenses, before non-recurring charges were $21,055,000 ($2.16 per available room, including Managed Inns). As a percent of total revenues, corporate expenses in 1992, before non-recurring charges, was 8.3%.

     THE PROVISION FOR WRITE-DOWN OF PARTNERSHIP INVESTMENTS, LAND AND OTHER in 1992 includes charges related to the write-down of certain joint venture interests, land previously held for future development, computer equipment and other assets, as more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 1992 Compared to Year Ended December 31, 1991."

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

     RESTAURANT RENTAL AND OTHER increased slightly to $7,208,000 in 1992 from $6,910,000 in 1991.

     MANAGEMENT SERVICES REVENUE increased to $7,088,000 in 1992 from $6,882,000 in 1991, an increase of $206,000 or 3.0%.

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

     CORPORATE EXPENSES increased to $23,961,000 ($2.41 per available room, including Managed Inns) in 1992 from $19,683,000 ($2.04 per available room, including Managed Inns) in 1991, an increase of $4,278,000 or 21.7% As a percent of total revenues, corporate expenses increased to 9.4% in 1992 from 8.2% in 1991. A 1992 non-recurring charge of $2,906,000 was primarily attributable to an increase of $2,696,000 in the allowance for certain notes receivable, related to inns sold by the company prior to 1985, based on estimates of the value of the real estate held as collateral for such notes and evaluations of the financial condition of certain borrowers. In addition, the increase in corporate expense was also partially related to a provision for settlement of certain litigation. Corporate expenses in 1992 before non-recurring charges were $21,055,000 ($2.16 per available room, including Managed Inns). As a percentage of total revenues, 1992 corporate expenses before non-recurring charges were 8.3%.

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

     PARTNERS' EQUITY IN EARNINGS AND LOSSES increased to $15,081,000 in 1992 from $9,421,000 in 1991, an increase of $5,660,000 or 60.1%. The increase in partners' equity in earnings and losses is primarily attributable to a decrease in depreciation expense related to the change in building lives of properties owned by the combined partnerships and joint ventures from 30 years to 40 years and to the increase in earnings of the Development Partnership. As of December 31, 1992, the Development Partnership operated 28 inns compared to 26 inns as of December 31, 1991. Partners' equity in earnings and losses in 1992 was also impacted by a $1,214,000 adjustment to reallocate losses of a joint venture to the Company as a result of settlement negotiations between the Company and a partner regarding the partner's refusal to make capital contributions necessary to fund operations of the joint venture.

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

     On January 23, 1992 with the approval of the Company's Board of Directors, the Company entered two interest rate swap agreements (the "Agreements") which exchanged the Company's variable rate interest payments for the fixed rate interest payments of a major financial institution (the "Counterparty"). The debt ("Notional Amount") underlying the Agreements is $16,890,000 and $44,420,000. Under the Agreements, the Company effectively pays a fixed rate of interest at 6.50% and 5.26% and the Counterparty pays a percentage of prime interest rate and the variable rate demand note interest rate ("VRDN"). In the event the VRDN rate exceeds the fixed interest rate of 5.26% or the percentage of prime interest rate exceeds 6.5%, the Counterparty pays to the Company that difference times the Notional Amount, on a monthly basis. Should the fixed interest rate of 5.26% exceed the VRDN interest rate or the fixed interest rate of 6.5% exceeds the percentage of prime interest rate, the Company pays the difference times the Notional Amount to the Counterparty, on a monthly basis. These Agreements resulted in net payments to the Counterparty of $1,427,000 and $1,184,000 in the years ended December 31, 1993 and 1992, respectively. The Agreements expire on February 1, 1997, and the Notional Amounts are reduced over the life of the Agreements by scheduled amortization payments. At December 31, 1993, the Notional Amounts of debt remaining under the Agreements are $13,218,000 and $39,050,000 which bear interest at a weighted average variable interest rate of 4.43% and 2.55%, respectively.

     The Company is exposed to market risk associated with fluctuations in interest rates. By entering the interest rate swap agreements, described above, the Company reduced its exposure to rising interest rates on the aforementioned variable interest rate debt and has effectively fixed the rate on such debt at a level acceptable to the Company given the length of the Agreements and the risk of interest rate changes. The Company is exposed to credit risk to the extent that the Counterparty fails to perform under the Agreements. The Company has mitigated its credit risk by entering the Agreements with a major financial institution, which has received an "A" rating from Standard and Poor's Corporation and an "A2" rating from Moody's Investors Service on senior unsecured debt. The Company regularly monitors the credit ratings of the Counterparty and considers the risk of default remote.

     The estimated fair value of the interest rate swap agreements in a net payable position increased from $1,705,000 at December 31, 1992 to $2,276,000 at December 31, 1993 as a result of the variable interest rates decreasing from 3.03% to 2.55% ( See note 13 of notes to the Combined Financial Statements).

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

     The estimated additional cost to complete the conversion and renovation of inns for which commitments have been made is $36,455,000 at December 31, 1993, of which includes an amount for the Company's image enhancement program that were in process or under contract. Funds on hand, committed and anticipated from cash flow are sufficient to complete these projects.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              LA QUINTA INNS, INC.

                             COMBINED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              DECEMBER 31
                                                         ---------------------
                                                            1993         1992
                                                         --------     --------

ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . .     $ 23,848     $ 12,861
  Receivables:
    Trade. . . . . . . . . . . . . . . . . . . . . .        6,744        4,093
    La Quinta Motor Inns Limited Partnership . . . .           --          364
    Other. . . . . . . . . . . . . . . . . . . . . .        3,191        2,167
    Income taxes . . . . . . . . . . . . . . . . . .           --        1,076
  Supplies . . . . . . . . . . . . . . . . . . . . .        5,921        4,554
  Prepaid expenses . . . . . . . . . . . . . . . . .          581          341
                                                         --------     --------
   Total current assets. . . . . . . . . . . . . . .       40,285       25,456
                                                         --------     --------
Notes receivable, excluding current installments
 (net of allowance of $3,167 and $3,058) . . . . . .        7,683        7,696
                                                         --------     --------
Investments, including joint ventures accounted
 for on the equity method (notes 6, 9, 12 and 14). .        6,583       10,296
                                                         --------     --------
Properties held for sale, at estimated net
 realizable value. . . . . . . . . . . . . . . . . .        3,401        3,920
                                                         --------     --------
Land held for future development, at cost. . . . . .        1,452        1,452
                                                         --------     --------
Property and equipment, at cost, substantially
 all pledged (notes 2, 7 and 14):
  Buildings. . . . . . . . . . . . . . . . . . . . .      660,278      512,317
  Furniture, fixtures and equipment. . . . . . . . .      114,113       90,715
  Land and leasehold improvements. . . . . . . . . .      129,862       94,836
                                                         --------     --------
   Total property and equipment. . . . . . . . . . .      904,253      697,868
  Less accumulated depreciation and amortization . .      230,917      214,398
                                                         --------     --------
   Net property and equipment. . . . . . . . . . . .      673,336      483,470
                                                         --------     --------
Deferred charges and other assets, at cost less
 applicable amortization . . . . . . . . . . . . . .       11,501        6,893
                                                         --------     --------
   Total assets. . . . . . . . . . . . . . . . . . .     $744,241     $539,183
                                                         --------     --------
                                                         --------     --------

            See accompanying notes to combined financial statements.

                            LA QUINTA INNS, INC.

                          COMBINED BALANCE SHEETS
                     (in thousands, except share data)


                                                              December 31
                                                         ---------------------
                                                            1993         1992
                                                         --------     --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt
  (notes 2 and 14) . . . . . . . . . . . . . . . . .     $ 22,491     $ 21,711
 Accounts payable:
   Trade . . . . . . . . . . . . . . . . . . . . . .       14,282        9,217
   Other . . . . . . . . . . . . . . . . . . . . . .        9,584        5,468
   Income taxes. . . . . . . . . . . . . . . . . . .        1,830           --
 Accrued expenses:
   Payroll and employee benefits . . . . . . . . . .       17,620       12,852
   Interest. . . . . . . . . . . . . . . . . . . . .        3,379        1,016
   Property taxes. . . . . . . . . . . . . . . . . .        7,994        7,233
   Other . . . . . . . . . . . . . . . . . . . . . .        1,870        1,198
                                                         --------     --------
     Total current liabilities . . . . . . . . . . .       79,050       58,695
                                                         --------     --------
Long term debt, excluding current installments
 (notes 2 and 14). . . . . . . . . . . . . . . . . .      414,004      274,824
                                                         --------     --------
Deferred gain (note 12). . . . . . . . . . . . . . .          143        1,618
                                                         --------     --------
Deferred income taxes, pension and other . . . . . .       16,011       17,665
                                                         --------     --------
Partners' capital (notes 3 and 14) . . . . . . . . .       85,976       62,060
                                                         --------     --------
Shareholders' equity (notes 2 and 5):
 Common stock ($.10 par value; 40,000,000 shares
  authorized; 32,111,364 and 14,668,074 shares
  issued). . . . . . . . . . . . . . . . . . . . . .        3,211        1,467
 Additional paid-in capital. . . . . . . . . . . . .       60,573       56,749
 Retained earnings . . . . . . . . . . . . . . . . .      100,059       80,773
 Minimum pension liability adjustment (note 6) . . .       (1,458)          --
                                                         --------     --------
                                                          162,385      138,989
 Less treasury stock, at cost (1,732,867 and
  1,273,416 shares). . . . . . . . . . . . . . . . .       13,328       14,668
                                                         --------     --------
     Total shareholders' equity. . . . . . . . . . .      149,057      124,321
                                                         --------     --------
Commitments and contingencies (notes 7, 9, and 10)
     Total liabilities and shareholders' equity. . .     $744,241     $539,183
                                                         --------     --------
                                                         --------     --------


            See accompanying notes to combined financial statements.

                              LA QUINTA INNS, INC.

                       COMBINED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                 Years Ended December 31
                                              ------------------------------
                                                1993        1992      1991
                                              --------    --------   -------
Revenues:
  Inn. . . . . . . . . . . . . . . . . . .    $258,529    $239,826   $227,096
  Restaurant rental and other. . . . . . .       6,464       7,208      6,910
  Management services (notes 12 and 14). .       6,857       7,088      6,882
                                              --------    --------   --------
      Total revenues . . . . . . . . . . .     271,850     254,122    240,888
                                              --------    --------   --------
Operating costs and expenses:
  Direct . . . . . . . . . . . . . . . . .     148,915     135,790    135,443
  Corporate. . . . . . . . . . . . . . . .      19,450      23,961     19,683
  Provision for write-down of partnership
   investments, land and other (note 8). .          --      28,383      3,855
  Severance and other employee related
   costs (note 8). . . . . . . . . . . . .          --       6,936      4,097
  Performance stock option (note 5). . . .       4,407          --         --
  Depreciation, amortization and fixed
   asset retirements (note 1)  . . . . . .      23,711      24,477     34,921
                                              --------    --------   --------
      Total operating costs and expenses .     196,483     219,547    197,999
                                              --------    --------   --------
      Operating income . . . . . . . . . .      75,367      34,575     42,889
                                              --------    --------   --------
Other (income) expense:
  Interest income. . . . . . . . . . . . .      (5,147)     (6,041)    (8,442)
  Interest on long-term debt:. . . . . . .      31,366      33,087     38,713
  Partners' equity in earnings and losses
   (note 3). . . . . . . . . . . . . . . .      12,965      15,081      9,421
  Net (gain) loss on property and
   investment transactions (note 2). . . .       4,347        (282)     1,012
                                              --------    --------   --------
      Earnings (loss) before income taxes,
       extraordinary items and cumulative
       effect of accounting change. . . . .     31,836      (7,270)     2,185
Income taxes (note 4) . . . . . . . . . . .     12,416         526        787
                                              --------    --------   --------
      Earnings (loss) before extraordinary
       items and cumulative effect of
        accounting change . . . . . . . . .     19,420      (7,796)     1,398
Extraordinary items, net of income taxes
 (note 2) . . . . . . . . . . . . . . . . .       (619)       (958)    (1,269)
                                              --------    --------   --------
      Earnings (loss) before cumulative
       effect of accounting change. . . . .     18,801      (8,754)       129
Cumulative effect of accounting change
 (note 4) . . . . . . . . . . . . . . . . .      1,500          --         --
                                              --------    --------   --------
      Net earnings (loss) . . . . . . . . .   $ 20,301    $ (8,754)  $    129
                                              --------    --------   --------
                                              --------    --------   --------
Earnings (loss) per common and common
 equivalent share:
      Earnings (loss) before extraordinary
       items and cumulative effect of
       accounting change. . . . . . . . . .   $    .61    $   (.26)  $    .05
      Extraordinary items, net of income
       taxes. . . . . . . . . . . . . . . .       (.02)       (.03)      (.05)
      Cumulative effect of accounting
       change . . . . . . . . . . . . . . .        .05          --         --
                                              --------    --------   --------
      Net earnings (loss) . . . . . . . . .   $    .64    $   (.29)  $     --
                                              --------    --------   --------
                                              --------    --------   --------
Weighted average number of common and
 common equivalent shares outstanding, as
 restated (note 5) . . . . . . . . . . . . .    31,537      30,201     29,704
                                              --------    --------   --------
                                              --------    --------   --------


            See accompanying notes to combined financial statements.

                              LA QUINTA INNS, INC.

                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (in thousands)


                                                                                                           Minimum
                                           Common Stock            Treasury Stock  Additional              Pension
                                        ------------------       ----------------   Paid-In    Retained   Liability
                                        Shares       Amount      Shares    Amount   Capital    Earnings   Adjustment   Total
                                        ------       ------      ------    ------   -------    --------   ----------   -----

Balances at December 31, 1990. . . .      14,668     $1,467     (1,548)  $(17,839)   $55,878   $ 89,661    $    --   $129,167
 Stock options . . . . . . . . . . .          --         --         90      1,066         76         --         --      1,142
 Redemption of stock rights. . . . .          --         --         --         --         --       (263)        --       (263)
 Net earnings. . . . . . . . . . . .          --         --         --         --         --        129         --        129
                                          ------     ------     ------   --------     ------     ------    -------   --------

Balances at December 31, 1991. . . .      14,668      1,467     (1,458)   (16,773)    55,954     89,527         --    130,175
 Stock options . . . . . . . . . . .          --         --        185      2,105        795         --         --      2,900
 Net loss. . . . . . . . . . . . . .          --         --         --         --         --     (8,754)        --     (8,754)
                                          ------     ------     ------   --------     ------     ------    -------   --------

Balances at December 31, 1992. . . .      14,668      1,467     (1,273)   (14,668)    56,749     80,773         --    124,321
 Effect of stock split at
  October 1, 1993. . . . . . . . . .       6,740        674         --         --       (674)        --         --         --
 Effect of stock split at
   March 15, 1994. . . . . . . . . .      10,703      1,070       (578)        --     (1,070)        --         --         --
 Stock options . . . . . . . . . . .          --         --        118      1,340      5,568         --         --      6,908
 Dividends paid. . . . . . . . . . .          --         --         --         --         --     (1,015)        --     (1,015)
 Net earnings. . . . . . . . . . . .          --         --         --         --         --     20,301         --     20,301
 Minimum pension liability
  adjustment . . . . . . . . . . . .          --         --         --         --         --         --     (1,458)    (1,458)
                                          ------     ------     ------   --------     ------    -------    -------   --------

Balances at December 31, 1993. . . .      32,111     $3,211     (1,733)  $(13,328)   $60,573   $100,059    $(1,458)  $149,057
                                          ------     ------     ------   --------     ------    -------    -------   --------
                                          ------     ------     ------   --------     ------    -------    -------   --------



            See accompanying notes to combined financial statements.

                              LA QUINTA INNS, INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                     YEARS ENDED DECEMBER 31
                                                                              -------------------------------------
                                                                               1993            1992           1991
                                                                              ------          ------         ------

Cash flows from operating activities
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . .      $  20,301       $ (8,754)      $    129
  Adjustments to reconcile net earnings (loss) to net
   cash provided by operating activities:
     Depreciation and amortization of property and equipment . . . . .         22,994         22,700         32,354
     Amortization of deferred charges. . . . . . . . . . . . . . . . .          1,651          1,446          1,676
     Loss on retirement of fixed assets. . . . . . . . . . . . . . . .            156          1,074          1,536
     Non-recurring, non-cash charges . . . . . . . . . . . . . . . . .             --         32,913          1,380
     Performance stock options . . . . . . . . . . . . . . . . . . . .          4,407             --             --
     (Gain) loss on sale of assets . . . . . . . . . . . . . . . . . .           (616)          (282)         1,012
     Undistributed earnings of affiliates. . . . . . . . . . . . . . .             50             72            441
     Partners' equity in earnings and losses . . . . . . . . . . . . .         12,965         15,081          9,421
     Cumulative effect of change in accounting for income taxes. . . .         (1,500)            --             --
     Changes in operating assets and liabilities:. . . . . . . . . . .
       Receivables . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,832)           410          3,336
       Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .          2,906         (1,244)         3,501
       Supplies and prepaid expenses . . . . . . . . . . . . . . . . .           (991)           584            138
       Accounts payable and accrued expenses . . . . . . . . . . . . .         13,685            947          6,869
       Deferred charges and other assets . . . . . . . . . . . . . . .            460           (969)        (2,386)
       Deferred credits and other. . . . . . . . . . . . . . . . . . .          2,728         (3,435)        (5,351)
                                                                            ---------       --------       --------
         Net cash provided by operating activities . . . . . . . . . .         77,364         60,543         54,056
                                                                            ---------       --------       --------

Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . .        (32,623)       (15,529)       (13,803)
  Proceeds from property transactions. . . . . . . . . . . . . . . . .            982          1,998          1,576
  Purchase and conversion of inns. . . . . . . . . . . . . . . . . . .        (38,858)        (4,060)       (15,487)
  Purchase of partners' equity interests . . . . . . . . . . . . . . .        (78,169)            --         (3,546)
  Decrease (increase) in notes receivable and other investments. . . .          3,641          2,425         (3,823)
                                                                            ---------       --------       --------
         Net cash used by investing activities . . . . . . . . . . . .       (145,027)       (15,166)       (35,083)
                                                                            ---------       --------       --------

Cash flows from financing activities:
  Proceeds from secured line of credit and long-term borrowings. . . .        223,198         61,275         47,957
  Principal payments on secured line of credit and
   long-term borrowings. . . . . . . . . . . . . . . . . . . . . . . .       (178,528)      (101,156)       (77,940)
  Capital contributions by partners. . . . . . . . . . . . . . . . . .         35,908         15,216         18,226
  Capital distributions to partners. . . . . . . . . . . . . . . . . .         (3,414)       (18,706)       (13,550)
  Dividends to shareholders. . . . . . . . . . . . . . . . . . . . . .         (1,015)            --             --
  Net proceeds from stock transactions . . . . . . . . . . . . . . . .          2,501          2,900            879
                                                                            ---------       --------       --------
         Net cash provided (used) by financing activities. . . . . . .         78,650        (40,471)       (24,428)
                                                                            ---------       --------       --------

Increase (decrease) in cash and cash equivalents . . . . . . . . . . .         10,987          4,906         (5,455)
Cash and cash equivalents at beginning of period . . . . . . . . . . .         12,861          7,955         13,410
                                                                            ---------       --------       --------
Cash and cash equivalents at end of period . . . . . . . . . . . . . .      $  23,848       $ 12,861       $  7,955
                                                                            ---------       --------       --------
                                                                            ---------       --------       --------




            See accompanying notes to combined financial statements.

                              LA QUINTA INNS, INC.

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                               1993            1992           1991
                                                                              ------          ------         ------

Supplemental Schedule of Non-Cash Investing
  and Financing Activities
  Liabilities assumed in connection with acquisition of
    LQP (note 2 and 14). . . . . . . . . . . . . . . . . . . . . . . .        $65,962        $    -         $    -
                                                                              -------        ------         ------
                                                                              -------        ------         ------
  Liabilities assumed in connection with acquisitions of
    unincorporated partnerships and joint ventures (note 14) . . . . .        $29,878        $   --         $1,057
                                                                              -------        ------         ------
                                                                              -------        ------         ------
  Conveyance of title of property to mortgagor (note 2). . . . . . . .        $10,117        $   --         $   --
                                                                              -------        ------         ------
                                                                              -------        ------         ------
  Additional minimum pension liability (note 6). . . . . . . . . . . .        $ 4,092        $   --         $   --
                                                                              -------        ------         ------
                                                                              -------        ------         ------
  Effect of stock split (note 5) . . . . . . . . . . . . . . . . . . .        $ 1,744        $   --         $   --
                                                                              -------        ------         ------
                                                                              -------        ------         ------
  Reduction in debt in connection with property sale . . . . . . . . .        $   --         $1,915         $   --
                                                                              -------        ------         ------
                                                                              -------        ------         ------
  Liabilities assumed in connection with purchases of
    property . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   --         $   --         $1,800
                                                                              -------        ------         ------
                                                                              -------        ------         ------
  Property acquired by foreclosure on notes receivable . . . . . . . .        $   --         $1,672         $   --
                                                                              -------        ------         ------
                                                                              -------        ------         ------



            See accompanying notes to combined financial statements.

                              LA QUINTA INNS, INC.


                          NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

     The Company develops, owns and operates inns. The combined financial statements include the accounts of subsidiaries (all wholly-owned) and unincorporated partnerships and joint ventures in which the Company has at least a 40% interest and exercises substantial legal, financial and operational control. All significant intercompany accounts and transactions have been eliminated in combination. Investments in other unconsolidated affiliates in which the Company has less than a 40% ownership interest and over which the Company has the ability to exercise significant influence are accounted for using the equity method. Other investments in which the Company has less than a 20% interest and does not have the ability to exercise significant influence are accounted for using the cost method. Certain reclassifications of prior period amounts have been made to conform with the current period presentation.

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

PROPERTY AND EQUIPMENT

     Depreciation and amortization of property and equipment for 1993 and 1992 are computed using the straight-line method over the following estimated useful lives:

          Buildings. . . . . . . . . . . . . . . . . . . . .       40 years
          Furniture, fixtures and equipment. . . . . . . . .     4-10 years
          Leasehold and land improvements. . . . . . . . . .    10-20 years

     Maintenance and repairs are charged to operations as incurred. Expenditures for improvements are capitalized.

     The Company recognizes impairment losses on property and equipment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Such losses are determined by comparing the sum of the expected future undiscounted net cash flows to the carrying amount of the asset. Impairment losses are recognized in operating income as they are determined.

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

(2)  LONG-TERM DEBT


                                                                                   DECEMBER 31,
                                                                             -----------------------
                                                                               1993           1992
                                                                             --------       --------
                                                                                 (in thousands)

Mortgage loans maturing 1994-2015 (9.4% weighted average). . . . . . .       $179,418       $194,085
Industrial Development Revenue Bonds, maturing 1994-2012
  (7.3% weighted average). . . . . . . . . . . . . . . . . . . . . . .         72,682         79,450
Senior subordinated notes, due 2003 (9.25%). . . . . . . . . . . . . .        120,000             --
Bank secured term credit facility, maturing May 31, 2000 (5.6%). . . .         28,620             --
Bank secured line of credit (5.4% at December 31, 1993). . . . . . . .         35,775         23,000

                                                                              -------        -------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        436,495        296,535
Less current installments. . . . . . . . . . . . . . . . . . . . . . .         22,491         21,711
                                                                              -------        -------
  Net long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .       $414,004       $274,824
                                                                              -------        -------
                                                                              -------        -------



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

     In December 1993, the Company assumed the oustanding mortgage notes payable of La Quinta Motor Inns Master Limited Partnership ("LQP") totaling $65,962,000 (see note 14). The notes bear interest at 11 1/4% and mature on November 1, 1994. On December 21, 1993, the Company exercised its call option to prepay the entire outstanding balance.

     In 1993, the Company completed an offering of $120,000,000 in principal amount of 9 1/4% Senior Subordinated Notes due 2003. The proceeds of the financing and the Secured Term Credit Facility were used to partially fund the acquisitions of partners' interests in certain consolidated partnerships and joint ventures and to prepay approximately $106,000,000 of existing indebtedness. In addition, the Company refinanced three issues of IRBs totaling $11,200,000 in 1993. In 1992, the Company refinanced three issues of IRBs totaling $12,910,000 and retired 10% Convertible Subordinated Debentures due 2002.

     The Company recognizes gains and losses on extinguishments of debt as extraordinary items in the period in which the debt is extinguished. The Company reported extraordinary items, net of income taxes, of $3,664,000 and $958,000 in 1993 and 1992, respectively, related to these refinancings and retirements.

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

     On January 23, 1992 with the approval of the Company's Board of Directors, the Company entered two interest rate swap agreements (the "Agreements") which exchanged the Company's variable rate interest payments for the fixed rate interest payments of with a major financial institution (the "Counterparty"). The debt ("Notional Amounts") underlying the Agreements is $16,890,000 and $44,420,000. Under the Agreements, the Company effectively pays a fixed rate of interest at 6.50% and 5.26% and the Counterparty pays a percentage of prime interest rate and the variable rate demand note interest rate ("VRDN"). In the event the VRDN rate exceeds the fixed interest rate of 5.26% or the percentage of prime interest rate exceeds 6.5%, the Counterparty pays to the Company that difference times the Notional Amount, on a monthly basis. Should the fixed interest rate of 5.26% exceed the VRDN interest rate or the fixed interest rate of 6.5% exceeds the percentage of prime interest rate, the Company pays the difference times the Notional Amount to the Counterparty, on a monthly basis. These Agreements resulted in net payments to the Counterparty of $1,427,000 and $1,184,000 in the years ended December 31, 1993 and 1992, respectively. The Agreements expire on February 1, 1997, and the Notional Amounts are reduced over the life of the Agreements by scheduled amortization payments. At December 31, 1993, the Notional Amounts of debt remaining under the Agreements are $13,218,000 and $39,050,000 which bear interest at a weighted average variable interest rate of 4.43% and 2.25%, respectively.

     The Company is exposed to market risk associated with fluctuations in interest rates. By entering the interest rate swap agreements, described above, the Company reduced its exposure to rising interest rates on the aforementioned variable interest rate debt and has effectively fixed the rate on such debt at a level acceptable to the Company given the length of the Agreements and the risk of interest rate changes. The Company is exposed to credit risk to the extent that the Counterparty fails to perform under the Agreements. The Company has mitigated its credit risk by entering the Agreements with a major financial institution, which has received an "A" rating from Standard and Poor's Corporation and an "A2" rating from Moody's Investors Service on senior unsecured debt. The Company regularly monitors the credit ratings of the Counterparty and considers the risk of default remote.

     The estimated fair value of the interest rate swap agreements in a net payable position increased from $1,705,000 at December 31, 1992 to $2,276,000 at December 31, 1993 as a result of the variable interest rates decreasing from 3.03% to 2.55% (See note 13 of notes to the Combined Financial Statements).

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

(3)  UNINCORPORATED VENTURES AND PARTNERSHIPS

     At December 31, 1993, the Company had an ownership interest between 40% and 82% in 12 unincorporated joint ventures and partnerships. Summary financial information with respect to unincorporated ventures and Partnerships included in the combined financial statements is provided below in order to provide further understanding of the Company's structure and to present the financial position and results of operations of the partnerships and joint ventures included in the combined financial statements. Cost and equity investments are not included in the summarized data as such investments are not considered significant. In 1993 the Company acquired several unincorporated ventures and partnerships which are included in the December 1992 financial information for the balance sheet and statement of operations which are not included in the balance sheet at December 31, 1993 or statement of operations for a full year in 1993. LQP was not included in the balance sheet or income statement for 1992, however, as a result of the acquisition of Units by the Company the financial information below includes assets and liabilities at December 31, 1993 and operations for the month ended December 31, 1993 (also see note 14):



                                                            December 31,
                                                          ----------------
                                                           1993      1992
                                                          ------    ------
                                                            (in thousands)

ASSETS
Total current assets . . . . . . . . . . . . . . . . .   $ 27,956  $ 14,924
Notes receivable, excluding current installments . . .      2,668     2,665
Investments and other assets . . . . . . . . . . . . .      5,883     6,464
Property and equipment, net. . . . . . . . . . . . . .    252,343   205,075
                                                         --------  --------
                                                         $288,850  $229,128
                                                         --------  --------
                                                         --------  --------

LIABILITIES AND OWNERS' EQUITY
Total current liabilities. . . . . . . . . . . . . . .   $ 28,542  $ 28,032
Long-term debt, excluding current installments . . . .     97,465    93,264
Deferred credits . . . . . . . . . . . . . . . . . . .         10       244
Owners' equity:
     Company's . . . . . . . . . . . . . . . . . . . .     76,857    45,528
     Partners' . . . . . . . . . . . . . . . . . . . .     85,976    62,060
                                                         --------  --------
                                                         $288,850  $229,128
                                                         --------  --------
                                                         --------  --------



                                                                               Years Ended December 31,
                                                                         ------------------------------------
                                                                          1993           1992           1991
                                                                         ------         ------         ------
                                                                                    (in thousands)

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $104,394       $119,040       $111,880
Operating costs and expenses . . . . . . . . . . . . . . . . . .          75,661         85,127         87,417
                                                                        --------       --------       --------
Operating income . . . . . . . . . . . . . . . . . . . . . . . .          28,733         33,913         24,463
Other deductions, principally interest . . . . . . . . . . . . .          (5,690)        (7,794)        (8,040)
                                                                        --------       --------       --------
Earnings before gain on property transactions. . . . . . . . . .          23,043         26,119         16,423
Gain on property transactions. . . . . . . . . . . . . . . . . .             324             73          1,339
                                                                        --------       --------       --------
Earnings before extraordinary items. . . . . . . . . . . . . . .          23,367         26,192         17,762
Extraordinary items. . . . . . . . . . . . . . . . . . . . . . .            (133)          (280)            --
                                                                        --------       --------       --------
  Pretax earnings. . . . . . . . . . . . . . . . . . . . . . . .        $ 23,234       $ 25,912       $ 17,762
                                                                        --------       --------       --------
                                                                        --------       --------       --------
Equity in pretax earnings:
  Company's. . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 10,269       $ 10,831       $  8,341
  Partners'. . . . . . . . . . . . . . . . . . . . . . . . . . .          12,965         15,081          9,421
                                                                        --------       --------       --------
                                                                        $ 23,234       $ 25,912       $ 17,762
                                                                        --------       --------       --------
                                                                        --------       --------       --------

(4)  INCOME TAXES

     As discussed in note 1, the Company adopted SFAS 109 effective January 1, 1993. Income tax expense attributable to income from continuing operations consists of:


                                                                               Years Ended December 31,
                                                                         ------------------------------------
                                                                          1993           1992           1991
                                                                         ------         ------         ------
                                                                                    (in thousands)

          Federal
            Current. . . . . . . . . . . . . . . . . . . . . . .         $ 8,752        $ 3,818        $ 4,970
            Deferred . . . . . . . . . . . . . . . . . . . . . .           1,918         (3,759)        (4,262)
                                                                         -------        -------        -------
                                                                          10,670             59            708
                                                                         -------        -------        -------
          State. . . . . . . . . . . . . . . . . . . . . . . . .             974            937            707
            Current. . . . . . . . . . . . . . . . . . . . . . .             772           (470)          (628)
                                                                         -------        -------        -------
            Deferred . . . . . . . . . . . . . . . . . . . . . .           1,746            467             79
                                                                         -------        -------        -------
          Total. . . . . . . . . . . . . . . . . . . . . . . . .         $12,416        $   526        $   787
                                                                         -------        -------        -------
                                                                         -------        -------        -------

     The effective tax rate varies from the statutory rate for the following reasons:


                                                                               Years Ended December 31,
                                                                         ------------------------------------
                                                                          1993           1992           1991
                                                                         ------         ------         ------
                                                                                    (in thousands)

          Tax expense (benefit) at statutory rate. . . . . . . .         $11,143        $(2,472)       $   743
          Unrecognized tax benefits of write-downs of
            partnerships, investments and other. . . . . . . . .              --          2,856             --
          Targeted jobs tax credit . . . . . . . . . . . . . . .             (39)          (109)          (182)
          Capital gains. . . . . . . . . . . . . . . . . . . . .              --            (13)           (31)
          State income taxes . . . . . . . . . . . . . . . . . .           1,157            491             80
          Other, net . . . . . . . . . . . . . . . . . . . . . .             155           (227)           177
                                                                         -------        -------        -------
            Provision for income taxes . . . . . . . . . . . . .         $12,416        $   526        $   787
                                                                         -------        -------        -------
                                                                         -------        -------        -------


     The following are cash transactions relating to the Company's income taxes:


                                                                               Years Ended December 31,
                                                                         ------------------------------------
                                                                                   (in thousands)
                                                                          1993           1992           1991
                                                                         ------         ------         ------

          Income taxes paid. . . . . . . . . . . . . . . . . . .          $5,953         $5,459         $4,012
                                                                          ------         ------         ------
                                                                          ------         ------         ------
          Income tax refund. . . . . . . . . . . . . . . . . . .          $   71         $   99         $2,338
                                                                          ------         ------         ------
                                                                          ------         ------         ------


     For the years ended December 31, 1992 and 1991, deferred income tax expense resulted from timing differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of those timing differences are presented below:


                                                                        Years Ended December 31,
                                                                        ------------------------
                                                                             (in thousands)

                                                                          1992           1991
                                                                         ------         ------

Depreciation and asset write-downs . . . . . . . . . . . . . . .         $ 1,101        $(1,242)
Capitalized loan interest. . . . . . . . . . . . . . . . . . . .             335            351
State income taxes . . . . . . . . . . . . . . . . . . . . . . .            (208)          (500)
Installment sales. . . . . . . . . . . . . . . . . . . . . . . .            (124)           (99)
Deferred gain. . . . . . . . . . . . . . . . . . . . . . . . . .              24             24
Partners' losses recognized by Company . . . . . . . . . . . . .            (398)            80
Expense provisions, including non-recurring charges. . . . . . .          (4,017)        (2,914)
Preopening costs . . . . . . . . . . . . . . . . . . . . . . . .             (33)           (94)
Minimum tax. . . . . . . . . . . . . . . . . . . . . . . . . . .            (658)          (257)
Targeted jobs tax credit . . . . . . . . . . . . . . . . . . . .             (26)           (23)
Special partnership allocations. . . . . . . . . . . . . . . . .             347             (3)
Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .            (572)          (213)
                                                                         -------        -------
                                                                         $(4,229)       $(4,890)
                                                                         -------        -------
                                                                         -------        -------


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1993 are presented below:


                                                                                                                      (in thousands)
Deferred tax assets:
  Notes receivable, principally due to allowance for financial reporting purposes  . . . . . . . . . . . . . . . . . .    $  1,529
  Land, principally due to write-downs for financial reporting purposes. . . . . . . . . . . . . . . . . . . . . . . .       2,991
  Property and equipment, principally due to acquisitions of partnership interests . . . . . . . . . . . . . . . . . .       8,307
  Expense provisions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,785
  Deferred gain for financial reporting purposes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          82
  Targeted jobs tax credit carryforwards . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         411
  Minimum pension liability. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         932
  Alternative minimum tax credit carryforwards . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,781
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          97
                                                                                                                            ------
    Total gross deferred tax assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,915
    Less valuation allowance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (277)
                                                                                                                            ------
    Net deferred tax assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,638
                                                                                                                            ------
Deferred tax liabilities:
  Investments in partnerships, principally due to differences in depreciation
    and capitalized interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,439)
  Property and equipment, principally due to differences in depreciation and
    capitalized interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (25,899)
  Deferred gains for tax purposes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,251)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5)
                                                                                                                            ------
        Total gross deferred tax liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (30,594)
                                                                                                                            ------
    Net deferred tax liability . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (4,956)
                                                                                                                            ------
                                                                                                                            ------

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

     The Company's stock option plans cover the granting of options to purchase an aggregate of 6,155,996 common shares. Options granted under the plans are issuable to certain officers, employees and Board Members generally at prices not less than fair market value at date of grant. Options are generally exercisable in four equal installments on successive anniversary dates of the date of grant and are exercisable thereafter in whole or in part.
Outstanding options not exercised expire ten years from the date of grant.



                                                                    OPTION                   TOTAL
                                         NUMBER                  PRICE RANGE              OPTION PRICE
                                        OF SHARES                 PER SHARE              (IN THOUSANDS)
                                        ---------             -------------------        --------------
Outstanding December 31, 1991           1,720,073              $ 4.64  --  $10.84              $ 9,877

  Granted                               3,471,750                6.67  --    8.78               25,441
  Canceled or expired                    (347,465)               5.25  --    8.98               (2,117)
  Exercised                              (463,403)               4.64  --    7.95               (2,654)
                                        ----------                                              -------

Outstanding December 31, 1992           4,380,995              $ 4.64  --  $10.84               30,547
  Granted                                 164,250               12.89  --   13.56                2,189
  Canceled or expired                    (100,112)              5.25   --    8.67                 (581)
  Exercised                              (244,271)              4.78   --   10.83               (1,556)
                                        ----------                                              -------
Outstanding December 31, 1993           4,200,822             $ 4.64   --  $13.56              $30,599
                                        ----------                                              -------
                                        ----------                                              -------

Exercisable at:
  December 31, 1992                       648,347              $ 4.78  --  $10.84             $  3,930
                                        ----------                                              -------
                                        ----------                                              -------
  December 31, 1993                     2,563,745              $ 4.78  --  $ 8.78              $17,397
                                        ----------                                              -------
                                        ----------                                              -------

Available for future grants at:
  December 31, 1992                     2,022,725
                                        ----------
                                        ----------
  December 31, 1993                     1,955,174
                                        ----------
                                        ----------


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

In accordance with the provisions of Statement of Financial Standards No. 87 - Employer's Accounting for Pensions, the Company has recorded an additional minimum liability of $4,092,000 at December 31, 1993. This provision represents the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability at the measurement date. An amount of $1,702,000 was recognized as an intangible asset to the extent of unrecognized prior service cost and the balance of $2,390,000 ($1,458,000 net of income tax) is recorded as a reduction of shareholders' equity.

The following table sets forth the funded status and amounts recognized in the Company's combined financial statements for the Plan at December 31, 1993 and 1992.






                                                                                          DECEMBER 31,
                                                                                   ----------------------------
                                                                                      1993              1992
                                                                                   ---------          ---------
                                                                                           (in thousands)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
    benefits of $7,947 and $6,876...............................................    $(12,298)          $(7,874)
                                                                                    ---------           -------
                                                                                    ---------           -------
  Projected benefit obligation for services rendered to date....................    $(15,585)          $(9,016)
  Plan assets at fair value, primarily marketable stocks and CDs................       6,727             6,536
                                                                                    ---------           -------
  Projected benefit obligation in excess of plan assets.........................      (8,858)           (2,480)
  Unrecognized net loss from past experiences different from
    that assumed................................................................       5,677             1,065
  Prior service costs...........................................................       1,702              (243)
  Additional minimum liability..................................................      (4,092)               --
                                                                                    ---------           -------
      Accrued pension costs.....................................................   $  (5,571)          $(1,658)
                                                                                    ---------           -------
                                                                                    ---------           -------


The following table sets forth the funded status of the SERP and amounts recognized in the Company's financial statements for the SERP:


                                                                                          DECEMBER 31,
                                                                                   ----------------------------
                                                                                      1993              1992
                                                                                   ---------          ---------
                                                                                           (in thousands)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
    benefits of $1,851 and $1,285...............................................    $(1,983)          $(1,355)
                                                                                    --------           -------
                                                                                    --------           -------
  Projected benefit obligation for services rendered to date....................    $(3,868)          $(5,674)
  Unrecognized net (gain) loss from past experiences different from
    that assumed................................................................       (208)              203
  Unrecognized net loss from modifications......................................        294             2,437
                                                                                    --------           -------
      Accrued pension costs.....................................................   $ (3,782)          $(3,034)
                                                                                    ---------          -------
                                                                                    ---------          -------

     At December 31, 1993, the Company had accumulated $1,144,000 in a trust account intended for use in settling benefits due under the SERP. These funds, which are included in investments on the accompanying balance sheets, are not restricted for the exclusive benefit of SERP participants and their beneficiaries. The SERPfunds are invested primarily in equity investments. However, in the event of a change in the Company's control, as defined, such funds would become restricted for the exclusive benefit of SERP participants and their beneficiaries.

     Net pension cost includes the following components:




                                                                                 For The Years Ended December 31,
                                                                                ---------------------------------
                                                                                    1993       1992       1991
                                                                                   ------     ------     ------
                                                                                            (in thousands)

Service cost (benefits earned during the period)................................   $ 1,564    $ 1,769     $ 1,597
Interest cost on projected benefit obligation...................................     1,207      1,255       1,154
Actual return on plan assets....................................................      (493)       (72)     (1,535)
Net amortization and deferral...................................................       589       (160)      1,239
                                                                                    -------    -------     -------
Net periodic pension cost before allocation to
  Managed inns..................................................................     2,867      2,792       2,455
Cost allocated to Managed Inns..................................................      (238)      (222)       (184)
                                                                                    -------    -------     -------

    Net periodic pension cost...................................................   $ 2,629    $ 2,570     $ 2,271
                                                                                     -------   -------     -------
                                                                                     -------   -------     -------

The assumptions used in the calculations shown above were:


                                                                            1993            1992             1991
                                                                     --------------     -------------    -------------
Discount rate (post-termination)................................              7.50%     4.00% - 7.50%    4.00% - 7.25%
Discount rate (pre-termination).................................              7.50%             8.00%            9.00%
Expected long-term rate of return on assets.....................              8.00%             9.00%            9.00%
Rate of increase in compensation levels.........................      5.00% - 6.00%     5.50% - 7.50%    5.50% - 7.50%


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

     Future annual minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 1993 follow:

                                              (in thousands)

1994.........................................    $ 2,510
1995.........................................      2,164
1996.........................................      1,960
1997.........................................      1,790
1998.........................................      1,700
Later years..................................     10,986
                                                 -------
Total minimum payments required..............    $21,110
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


                                                (in thousands)
Buildings................................           $33,861
Less:  accumulated depreciation..........            10,565
                                                    -------
                                                     23,296
Land.....................................            17,043
                                                    -------
    Total leased property................           $40,339
                                                    -------
                                                    -------

Minimum future rentals to be received under the noncancellable restaurant leases in effect at December 31, 1993 follow:


                                                 (in thousands)
1994......................................          $  5,904
1995......................................             5,918
1996......................................             5,858
1997......................................             5,651
1998......................................             5,387
                                                     -------
Later years...............................            25,815
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

     Of those charges, $28,383,000 relate to the write-down of certain joint venture interests, land, computer equipment, and other assets. During the third quarter of 1992, the senior management team re-evaluated the Company's investments in joint venture arrangements and shortly thereafter completed negotiations that resulted in amendments to the agreements related to certain joint venture arrangements and the write-down of the Company's investments in those ventures. The write-down of the land, computer equipment and other assets resulted primarily from the Company's decisions to sell certain land that had previously been held for future development and to replace the Company's existing computer systems and certain other assets.

     In addition, the Company recognized $6,936,000 and $4,097,000 for the years ended December 31, 1992 and 1991, respectively, in severance and other employee related charges. Those charges relate to severance benefits for certain terminated employees, costs of hiring and relocating new management and other employee related costs resulting from personnel changes.

     The remaining $4,432,000 of the charges recognized in 1992 consist of a $2,696,000 increase in the allowance for certain notes receivable related to inns sold by the Company prior to 1985, a $1,214,000 adjustment to reallocate losses of a joint venture to the Company as a result of settlement negotiations, a $312,000 write-off of equipment and $210,000 related to other corporate expense items.

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

SEVERANCE AND EMPLOYMENT AGREEMENTS

     The Company has entered into a five year employment agreement which includes a severance provision granting the executive the right to receive certain benefits, including among others, his annual base salary and bonus if there occurs a termination (as defined in the respective agreements) within the five year term of the agreement, or resignation (as defined in the agreement). The maximum contingent liability under the severance provision of this agreement is $1,627,000.

(11)  QUARTERLY FINANCIAL DATA (UNAUDITED)

      The unaudited combined results of operations by quarter are summarized below:

                                        First      Second      Third      Fourth
                                       Quarter     Quarter    Quarter     Quarter
                                       -------     -------    -------     -------
                                          (in thousands, except per share data)

Year ended December 31, 1993:
  Revenues . . . . . . . . . . . . .   $60,607     $70,633   $ 76,923     $63,687
  Operating income . . . . . . . . .    16,491      19,446     26,887      12,543
  Net earnings before extraordinary
   items and cumulataive effect of
   accounting change . . . . . . . .     4,144       2,692     10,011       2,573
  Net earnings . . . . . . . . . . .     5,644       3,634      9,711       1,312
  Earnings per share before
   extraordinary items and cumulative
   effect of accounting change . . .       .13         .08        .32         .08
  Earnings per share                   $   .18     $   .12   $    .31     $   .04

Year Ended December 31, 1992
  Revenues . . . . . . . . . . . . .   $57,815     $66,991   $ 72,286     $57,030
  Operating income (loss). . . . . .    12,150      17,709     (7,596)     12,312
  Earnings (loss) before
   extraordinary items . . . . . . .     1,410       4,545    (16,392)      2,641
  Net earnings (loss). . . . . . . .     1,035       4,348    (16,392)      2,255
  Earnings (loss) per share before
   extraordinary items . . . . . . .       .05         .15       (.54)        .09
  Earnings (loss) per share. . . . .   $   .04     $   .14   $   (.54)    $   .08

Year ended December 31, 1991:
  Revenues . . . . . . . . . . . . .   $55,406     $64,490   $ 67,829     $53,163
  Operating income . . . . . . . . .     8,942       8,198     19,187       6,562
  Net earnings (loss) before
   extraordinary items . . . . . . .      (589)     (1,602)     5,624      (2,035)
  Net earnings (loss). . . . . . . .      (589)     (2,065)     5,266      (2,483)
  Earnings (loss) per share before
   extraordinary items . . . . . . .      (.02)       (.05)       .19        (.07)
  Earnings (loss) per share. . . . .   $  (.02)    $  (.07)  $    .18     $  (.08)

      In the fourth quarter of 1993, the Company recorded an adjustment of $1,273,000 ($777,000 net of income taxes) to decrease its expense related to the self-insurance program for major medical and hospitalization coverage due to decreases in actual claims and estimates of incurred but not reported claims.

      The decrease in net earnings in the second quarter of 1993 is primarily a result of $4,407,000 in performance stock option expense related to the vesting of certain contingent stock options, that became exercisable in May 1993. This expense was partially offset by an increase in operating income.

      The loss in the third quarter of 1992 resulted from charges of $26,908,000, net of income taxes and partners' equity which resulted from a review of the Company's operations and organization, as described in note 8 of these Combined Financial Statements.

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

EMPLOYMENT AGREEMENT

      In October 1991, the Company and its Chairman of the Board entered into an Employment Agreement (the "Employment Agreement"), providing for his employment as the Chairman of the Board of the Company for five years from the date thereof. Under the terms of the Employment Agreement, he is entitled to receive as compensation certain benefits, including, among others, (i) an annual base salary, (ii) incentive compensation awards as a result of his participation in the Company's long-term and short-term incentive bonus plans or programs, and (iii) the amount of $2,200,000, which was treated as prepaid compensation for financial statement purposes. The Employment Agreement generally provides that 20% of the prepaid compensation is earned on each anniversary thereof, with the exception that in the case of the executive's (a) voluntary resignation (except for a voluntary resignation within one year following a change in control or after a constructive termination without cause) or (b) termination for cause, then the remaining unamortized balance will become due and payable over the remaining term in equal monthly installments. As a result of changes in management and reorganization of duties, the remaining compensation of $1,760,000 related to this Employment Agreement was included in the 1992 non-recurring cash and non-cash charges, described in note 8 to these Combined Financial Statements. In March 1994, the Chairman retired from the Company and resigned from the Board of Directors and received certain compensation and benefits as defined in the Employment Agreement.


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

      The estimated fair values of the Company's financial instruments are summarized as follows:

                                      December 31, 1993         December 31, 1992
                                    ---------------------    -----------------------
                                    Carrying    Estimated    Carrying     Estimated
                                     Amount    Fair Value     Amount     Fair Value
                                     ------    ----------    --------    ----------
                                                   (in thousands)
Cash and cash equivalents . . . .  $  23,848   $  23,848     $  12,861   $  12,861
Notes receivable. . . . . . . . .      7,683       7,683         7,696       7,696
Investments . . . . . . . . . . .      6,583       6,583        10,767      10,892
Long-term debt and related
 letters of credit. . . . . . . .   (436,493)   (447,580)     (296,535)   (310,210)
Interest rate swap agreements
 in a net payable position. . . .  $    (114)  $  (2,276)    $    (107)  $  (1,705)


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

(UNAUDITED)

                                                  December 31,
                                      -------------------------------------
                                      (in thousands, except per share data)
                                             1993             1992
                                           --------         --------
Total revenues . . . . . . . . . .         $308,290         $291,477
                                           --------         --------
                                           --------         --------
Earnings (loss) before extraordinary
 items and cumulative effect of
 accounting change . . . . . . . .         $ 19,448         $ (8,133)
                                           --------         --------
                                           --------         --------
Net earnings (loss). . . . . . . .         $ 20,738         $(10,171)
                                           --------         --------
                                           --------         --------
Earnings (loss) per share. . . . .         $   0.66         $  (0.34)
                                           --------         --------
                                           --------         --------

                             INDEPENDENT AUDITOR'S REPORT

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



                                        KPMG PEAT MARWICK LLP

San Antonio, Texas
January 31, 1994,
            except as to the
            first paragraph of
            note 5, which is as
            of February 9, 1994

                                                               SCHEDULE V

                             LA QUINTA INNS, INC.

                         PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                                      Balance at                                 Balance
                                      beginning     Additions                    at end
     Classifications                  of period      at cost     Retirements    of period
     ---------------                  ---------     ---------    -----------    ---------
Year ended December 31, 1991
  Land . . . . . . . . . . . . . . .  $ 81,675      $  5,546      $  1,699       $ 85,522
  Buildings. . . . . . . . . . . . .   496,448        34,251        24,712        505,987
  Furniture, fixtures and equipment.    90,018        10,309        10,129         90,198
  Leasehold and land improvements. .     7,274           293           115          7,452
                                      --------      --------      --------       --------
                                      $675,415      $ 50,399      $ 36,655       $689,159
                                      --------      --------      --------       --------
                                      --------      --------      --------       --------
Year ended December 31, 1992
  Land . . . . . . . . . . . . . . .  $ 85,522      $  1,792      $    214       $ 87,100
  Buildings. . . . . . . . . . . . .   505,987        25,487        19,157        512,317
  Furniture, fixtures and equipment.    90,198        12,188        11,671         90,715
  Leasehold and land improvements. .     7,452           312            28          7,736
                                      --------      --------      --------       --------
                                      $689,159      $ 39,779      $ 31,070       $697,868
                                      --------      --------      --------       --------
                                      --------      --------      --------       --------
Year ended December 31, 1993
  Land . . . . . . . . . . . . . . .  $ 87,100      $ 38,118      $  1,424       $123,794
  Buildings. . . . . . . . . . . . .   512,317       159,461        11,500        660,278
  Furniture, fixtures and equipment.    90,715        25,878         2,480        114,113
  Leasehold and land improvements. .     7,736           337         2,005          6,068
                                      --------      --------      --------       --------
                                      $697,868      $223,794      $ 17,409       $904,253
                                      --------      --------      --------       --------
                                      --------      --------      --------       --------

                                                               SCHEDULE VI

                                LA QUINTA INNS, INC.

                     ACCUMULATED DEPRECIATION AND AMORTIZATION
                          OF PROPERTY, PLANT AND EQUIPMENT
                                   (IN THOUSANDS)


                                      Balance at                                 Balance
                                      beginning                                   at end
     Classifications                  of period     Additions    Retirements    of period
     ---------------                  ---------     ---------    -----------    ---------
Year ended December 31, 1991
  Buildings. . . . . . . . . . . . .  $127,626       $ 21,443      $ 4,199       $144,870
  Furniture, fixtures and equipment.    50,238         10,465        7,871         52,832
  Leasehold and land improvements. .     2,648            478           38          3,088
                                      --------       --------      -------       --------
                                      $180,512       $ 32,386      $12,108       $200,790
                                      --------       --------      -------       --------
                                      --------       --------      -------       --------
Year ended December 31, 1992
  Buildings. . . . . . . . . . . . .  $144,870       $ 11,574      $   861       $155,583
  Furniture, fixtures and equipment.    52,832         10,968        8,219         55,581
  Leasehold and land improvements. .     3,088            158           12          3,234
                                      --------       --------      -------       --------
                                      $200,790       $ 22,700      $ 9,092       $214,398
Year ended December 31, 1993
  Buildings. . . . . . . . . . . . .  $155,583       $ 12,834      $ 3,418       $164,999
  Furniture, fixtures and equipment.    55,581          9,983        1,794         63,770
  Leasehold and land improvements. .     3,234            177        1,263          2,148
                                      --------       --------      -------       --------
                                      $214,398       $ 22,994      $ 6,475       $230,917
                                      --------       --------      -------       --------
                                      --------       --------      -------       --------

                                                               SCHEDULE X

                              LA QUINTA INNS, INC.

                     SUPPLEMENTAL INCOME STATEMENT INFORMATION
                                (IN THOUSANDS)

                                                   Years ended December 31
                                                   -----------------------
                                                   1993      1992      1991
                                                   ----      ----      ----
Maintenance and repairs . . . . . . . . . . .    $ 9,607   $ 9,555   $10,046
                                                 -------   -------   -------
                                                 -------   -------   -------

Taxes, other than income and payroll:
  Ad valorem. . . . . . . . . . . . . . . . .    $10,796   $10,781   $10,048
  Other . . . . . . . . . . . . . . . . . . .        183       530       339
                                                 -------   -------   -------
                                                 $10,979   $11,311   $10,387
                                                 -------   -------   -------
                                                 -------   -------   -------
Advertising costs . . . . . . . . . . . . . .    $ 7,025   $ 5,233   $ 6,216
                                                 -------   -------   -------
                                                 -------   -------   -------

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   There are incorporated in this Item 12 by reference those portions of the Company's definitive Proxy Statement, dated on or about April 15, 1994, which Registrant intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the captions "Principal Shareholders" and "Security Ownership of Management."

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

(2)     Financial Statement Schedules

        Schedule V - Property, Plant and Equipment - For the years ended December 31, 1993, 1992 and 1991.
        Schedule VI - Accumulated Depreciation and Amortization of Property, Plant and Equipment -
        For the years ended December 31, 1993, 1992 and 1991.
        Schedule X - Supplemental Income Statement Information-For the years ended December 31, 1993, 1992 and 1991

          All other schedules for which provision is made in the applicable regulation to the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have been omitted.


(3) The following exhibits were previously filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference:


(3)(a)    Restated Articles of Incorporation of La Quinta Inns, Inc.,
          as amended on May 21, 1993.   (8)

(3)(b)    Amended and Restated By-Laws of La Quinta Inns, Inc.   (1)


(10) The following exhibits were previously filed as exhibits to the Registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference:


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

(10)(o) Employment Agreement, dated as of October 1, 1991, by and between Registrant and Sam Barshop. (1)

(10)(p)   Employment Agreement, dated as of March 3, 1992, by and
          between Registrant and Gary L. Mead.  (1)

(10)(q) Non-Qualified Stock Option Agreement, dated as of March 3, 1992, between Registrant and
          Gary L. Mead.  (1)

(10)(r) Registration Rights Agreement, dated as of March 3, 1992, between Registrant and Gary L. Mead. (1)

(10)(s)   Second Amended and Restated Master Convenant Agreement
          dated June 15, 1993.  (8)

(10)(t)   $126,795,786.64 Credit Agreement dated June 15, 1993.  (8)


(10)(u)   Indenture dated May 15, 1993 Re: $120,000,000 9 1/4%
          Senior Subordinated Notes due 2003. (8)

(10)(v) Partnership Acquisition Agreement dated October 27, 1993, among the Partnership, the General Partner, La Quinta,
          LQI Acquisition Corporation and LQI Merger Corporation.  (9)

(10)(w)   $241,844,955.21 Amended and Restated Credit Agreement
          Among La Quinta Inns, Inc. Certain lenders and NationsBank of Texas, N.A. as Administrative Lender dated January 25, 1994.

(10)(x) Third Amended and Restates Master Covenant Agreement dated as of January 25, 1994.


(11) Statement regarding computation of per share earnings previously filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.



(21) Subsidiaries of La Quinta Inns, Inc. as of March 3, 1994 filed herewith.



(22)      Registrant's definitive Proxy Statement, dated on or about
          April 15, 1994, to be filed by Registrant within 120 days after the end of the fiscal year covered by the Registrant's Form 10-K.



(23) Consent by KPMG Peat Marwick LLP dated November 4, 1994 to incorporation by reference of their reports dated January 31, 1994 except as to the first paragraph of note 5, which is as of February 9, 1994, in various Registration Statements filed herewith.



(24)      Powers of Attorney filed herewith.


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


(27)      Financial Data Schedule filed herewith.

- - --------------------
(1) Previously filed as an exhibit to the Registrant's Registration Statement on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

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

                                   LA QUINTA INNS, INC.
                                   (Registrant)


                                   By:   /s/ William C. Hammett, Jr.
                                       --------------------------------
                                            William C. Hammett, Jr.
                                             Senior Vice President
                                           Chief Accounting Officer


                                   By:      /s/ Michael A. Depatie
                                       --------------------------------
                                              Michael A. Depatie
                                             Senior Vice President
Date:  March 23, 1994                       Chief Financing Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

                 Signature                            Title
                 ---------                            -----


          /s/ GARY L. MEAD
- - ----------------------------------
           Gary L. Mead               President and Chief
                                      Executive Officer, Director


   /s/ WILLIAM C. HAMMETT, JR.
- - ----------------------------------
      William C. Hammett, Jr.         Sr. Vice President - Accounting and
                                      Administration


      /s/ MICHAEL A. DEPATIE
- - ----------------------------------
         Michael A. Depatie            Sr. Vice President - Finance


      /s/ THOMAS M. TAYLOR*
- - ----------------------------------
         Thomas M. Taylor              Chairman of the Board


      /s/ JOSEPH F. AZRACK*
- - ----------------------------------
        Joseph F. Azrack               Director


      /s/ PHILIP M. BARSHOP*
- - ----------------------------------
         Philip M. Barshop             Director


    /s/ WILLIAM H. CUNNINGHAM*
- - ----------------------------------
      William H. Cunningham            Director


      /s/ BARRY K. FINGERHUT*
- - ----------------------------------
        Barry K. Fingerhut             Director


       /s/ GEORGE KOZMETSKY*
- - -----------------------------------
         George Kozmetsky              Director


       /s/ DONALD J. MCNAMARA*
- - -----------------------------------
         Donald J. McNamara            Director


        /s/ PETER STERLING*
- - -----------------------------------
           Peter Sterling              Director


*By:   /s/ WILLIAM C. HAMMETT, JR.
     ------------------------------
         William C. Hammett, Jr.
            ATTORNEY-IN-FACT

Date:  March 23, 1994