Form 10-Q/A
period 1994-03-31
LA QUINTA INNS INC
filed 1994-11-07
CIK 278243

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                               ___________________


                                   FORM 10-Q/A


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

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

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

                              LA QUINTA INNS, INC.
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                        Three months ended
                                                                                             March 31
                                                                                    -------------------------
                                                                                     1994              1993
                                                                                     ----              ----
Revenues:
  Inn. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $76,038           $57,297
  Restaurant rental and other. . . . . . . . . . . . . . . . . . . . . . . . .        1,840             1,661
  Management services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          386             1,649
                                                                                    -------           -------
    Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       78,264            60,607
                                                                                    -------           -------
Operating costs and expenses:
  Direct . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       44,798            33,429
  Corporate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,828             5,209
  Depreciation, amortization and fixed asset retirements . . . . . . . . . . .        8,361             5,478
                                                                                    -------           -------
    Total operating costs and expenses . . . . . . . . . . . . . . . . . . . .       57,987            44,116
                                                                                    -------           -------
    Operating income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,277            16,491
Other (income) deductions:
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (437)           (1,212)
  Interest on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .        9,152             7,522
  Partners' equity in earnings and losses. . . . . . . . . . . . . . . . . . .        2,471             3,794
  Net (gain) loss on property transactions . . . . . . . . . . . . . . . . . .            6              (297)
                                                                                    -------           -------
    Earnings before income taxes, and
     cumulative effect of accounting change. . . . . . . . . . . . . . . . . .        9,085             6,684
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,543             2,540
                                                                                    -------           -------
    Earnings before cumulative effect of accounting change . . . . . . . . . .        5,542             4,144
Cumulative effect of accounting change . . . . . . . . . . . . . . . . . . . .          --              1,500
                                                                                    -------           -------

    Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 5,542           $ 5,644
                                                                                    -------           -------
                                                                                    -------           -------
Earnings per common and common equivalent share:
    Earnings before cumulative effect
     of accounting change. . . . . . . . . . . . . . . . . . . . . . . . . . .      $   .17           $   .13
    Cumulative effect of accounting change . . . . . . . . . . . . . . . . . .          --                .05
                                                                                    -------           -------
    Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   .17           $   .18
                                                                                    -------           -------
                                                                                    -------           -------
Weighted average number of common and
  common equivalent shares outstanding . . . . . . . . . . . . . . . . . . . .       32,151            31,087
                                                                                    -------           -------
                                                                                    -------           -------




       See accompanying notes to combined condensed financial statements.

                              LA QUINTA INNS, INC.
                   COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                        Three months ended
                                                                                             March 31
                                                                                    -------------------------
                                                                                     1994              1993
                                                                                     ----              ----
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 5,542           $ 5,644
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization of property and equipment . . . . . . . . .        8,361             5,478
     Partners' equity in earnings and losses . . . . . . . . . . . . . . . . .        2,471             3,794
     (Gain) loss on sale of assets . . . . . . . . . . . . . . . . . . . . . .            6              (297)
     Undistributed earnings of affiliates. . . . . . . . . . . . . . . . . . .          --                202
     Cumulative effect of change in accounting for income taxes. . . . . . . .          --             (1,500)
     Changes in operating assets and liabilities:
       Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,048)           (2,079)
       Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,182             2,216
       Supplies and prepaid expenses . . . . . . . . . . . . . . . . . . . . .         (389)             (136)
       Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .       (2,730)             (559)
       Deferred charges and other assets . . . . . . . . . . . . . . . . . . .          410               636
       Deferred credits and other. . . . . . . . . . . . . . . . . . . . . . .       (1,760)              218
                                                                                    -------           -------
          Net cash provided by operating activities. . . . . . . . . . . . . .       11,045            13,617
                                                                                    -------           -------

Cash flows from investing activities:
     Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . .      (31,467)           (4,892)
     Proceeds from the sale of fixed assets. . . . . . . . . . . . . . . . . .          389               686
     Purchase of partners' equity interests. . . . . . . . . . . . . . . . . .       (9,322)             (806)
     Decrease (increase) in notes receivable and other investments . . . . . .          388            (3,069)
                                                                                    -------           -------
          Net cash used by investing activities. . . . . . . . . . . . . . . .      (40,012)           (8,081)
                                                                                    -------           -------

Cash flows from financing activities:
     Proceeds from secured line of credit and
      long-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . .      212,102            15,326
     Principal payments on secured line of credit and
      long-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . .     (191,079)          (19,229)
     Distributions to partners . . . . . . . . . . . . . . . . . . . . . . . .          (78)           (1,782)
     Net proceeds from stock option exercises. . . . . . . . . . . . . . . . .          538               708
                                                                                    -------           -------
          Net cash provided (used) by financing activities . . . . . . . . . .       21,483            (4,977)
                                                                                    -------           -------

Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . .       (7,484)              559
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . .       23,848            12,861
                                                                                    -------           -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . .      $16,364           $13,420
                                                                                    -------           -------
                                                                                    -------           -------

Supplemental disclosure of cash flow information
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 6,851           $ 7,037
                                                                                    -------           -------
                                                                                    -------           -------
Income tax paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    23           $    32
                                                                                    -------           -------
                                                                                    -------           -------
Income tax refunds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   (12)          $   (54)
                                                                                    -------           -------
                                                                                    -------           -------




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

                         INDEPENDENT ACCOUNTANTS' REPORT






The Board of Directors
La Quinta Inns, Inc.

We have reviewed the combined condensed balance sheet of La Quinta Inns, Inc. as of March 31, 1994, and the related combined condensed statements of operations and cash flows for the three-month periods ended March 31, 1994 and 1993.
These combined condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole, Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the combined condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the combined balance sheet of La Quinta Inns, Inc. as of December 31, 1993 and the related combined statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1994, except as to the first paragraph of note 5, which is as of February 9, 1994, we expressed an unqualified opinion on those combined financial statements. Our report refers to a change in the method of accounting for income taxes. In our opinion, the information set forth in the accompanying combined condensed balance sheet as of December 31, 1993, is fairly presented, in all material respects, in relation to the combined balance sheet from which it has been derived.



                                        KPMG Peat Marwick LLP




San Antonio, Texas
April 19, 1994

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

     A list of all exhibits filed or included as part of this Quarterly Report on Form 10-Q is as follows:

                                                           Sequel Numbering
     Exhibits    By Reference      Descriptions            System Page


     15          Filed Herewith    Letter from KPMG Peat         14
                                          Marwick LLP dated
                                          November 4, 1994

     27          Filed Herewith    Financial Data Schedule       15


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