Form 10-Q/A
period 1994-06-30
LA QUINTA INNS INC
filed 1994-11-07
CIK 278243

===============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               -------------

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

                           LA QUINTA INNS, INC.
                COMBINED CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)
                                (unaudited)


                                        Three months ended   Six months ended
                                             June 30             June 30
                                        ------------------   ----------------
                                          1994     1993       1994      1993
                                          ----     ----       ----      ----
Revenues:
   Inn . . . . . . . . . . . . . . .     $89,965  $67,194   $166,003  $124,491
   Restaurant rental and other . . .       1,956    1,534      3,796     3,195
   Management services . . . . . . .         621    1,905      1,007     3,554
                                         -------  -------   --------   -------
        Total revenues . . . . . . .      92,542   70,633    170,806   131,240
                                         -------  -------    -------   -------
Operating costs and expenses:
   Direct. . . . . . . . . . . . . .      48,607   36,834     93,405    70,263
   Corporate . . . . . . . . . . . .       4,475    4,473      9,303     9,682
   Performance stock options . . . .          --    4,407         --     4,407
   Depreciation, amortization and
    fixed asset retirements. . . . .       9,108    5,473     17,469    10,951
                                         -------  -------    -------   -------
        Total operating costs and
          expenses . . . . . . . . .      62,190   51,187    120,177    95,303
                                         -------  -------    -------   -------
        Operating income . . . . . .      30,352   19,446     50,629    35,937
                                         -------  -------    -------   -------
Other (income) deductions:
   Interest income . . . . . . . . .        (632)  (1,386)    (1,069)   (2,598)
   Interest on long-term debt. . . .       9,447    7,412     18,599    14,934
   Partners' equity in earnings
    and losses . . . . . . . . . . .       3,045    4,408      5,516     8,202
   Net loss on property
    transactions . . . . . . . . . .          --    4,670          6     4,373
                                         -------  -------    -------   -------
        Earnings before income
         taxes, extraordinary items
         and cumulative effect of
         accounting change . . . . .      18,492    4,342     27,577    11,026
Income taxes . . . . . . . . . . . .       7,212    1,650     10,755     4,190
                                         -------  -------    -------   -------
         Earnings before
          extraordinary items and
          cumulative effect of
          accounting change. . . . .      11,280    2,692     16,822     6,836
Extraordinary items, net of income
 taxes . . . . . . . . . . . . . . .          --      942         --       942
                                         -------  -------    -------   -------
         Earnings before cumulative
          effect of accounting
          change . . . . . . . . . .      11,280    3,634     16,822     7,778
Cumulative effect of accounting
 change. . . . . . . . . . . . . . .          --       --         --     1,500
                                         -------  -------    -------   -------
         Net earnings. . . . . . . .     $11,280  $ 3,634    $16,822  $  9,278
                                         -------  -------    -------   -------
                                         -------  -------    -------   -------
Earnings per common and common
 equivalent share:
         Earnings before
          extraordinary items and
          cumulative effect of
          accounting change. . . . .     $   .35  $   .09    $   .52  $    .22
         Extraordinary items, net
          of income taxes. . . . . .          --      .03         --       .03
         Cumulative effect of
          accounting change. . . . .          --       --         --       .05
                                         -------  -------    -------   -------
         Net earnings. . . . . . . .     $   .35  $   .12    $   .52  $    .30
                                         -------  -------    -------   -------
                                         -------  -------    -------   -------
Weighted average number of common
 and common equivalent shares
 outstanding . . . . . . . . . . . .      32,402   31,443     32,277    31,265
                                         -------  -------    -------   -------
                                         -------  -------    -------   -------


    See accompanying notes to combined condensed financial statements.

                           LA QUINTA INNS, INC.
                COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                                     Six months ended
                                                          June 30
                                                    -------------------
                                                    1994           1993
                                                    ----           ----
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . .         $ 16,822      $  9,278
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization of
      property and equipment and fixed
      asset retirement . . . . . . . . . .           17,469        10,951
     Partners' equity in earnings and
      losses . . . . . . . . . . . . . . .            5,516         8,202
     Loss on property transactions . . . .                6         4,373
     Undistributed earnings of
      affiliates . . . . . . . . . . . . .               --           191
     Non-recurring, non-cash items . . . .               --          (584)
     Cumulative effect of change in
      accounting for income taxes  . . . .               --        (1,500)
     Changes in operating assets and
      liabilities:
         Receivables . . . . . . . . . . .           (4,957)       (2,121)
         Income taxes. . . . . . . . . . .            4,217         4,406
         Supplies and prepaid expenses . .           (1,368)         (455)
         Accounts payable and accrued
          expenses . . . . . . . . . . . .            1,425         2,091
         Deferred charges and other
          assets . . . . . . . . . . . . .              727           947
         Deferred credits and other. . . .             (225)         (968)
                                                   --------      --------
            Net cash provided by operating
             activities. . . . . . . . . .           39,632        34,811
                                                   --------      --------
Cash flows from investing activities:
     Capital expenditures. . . . . . . . .          (61,632)      (10,029)
     Proceeds from property transactions .              391           705
     Purchase and conversion of inns . . .          (15,183)      (12,293)
     Purchase of partners' equity
      interests. . . . . . . . . . . . . .           (9,622)      (23,040)
     Decrease (increase) in notes
      receivable and other investments . .            3,274        (5,647)
                                                   --------      --------
            Net cash used by investing
             activities. . . . . . . . . .          (82,772)      (50,304)
                                                   --------      --------
Cash flows from financing activities:
     Proceeds from secured line of
      credit and long-term borrowings. . .          266,352       149,755
     Principal payments on secured
      line of credit and long-term
      borrowings . . . . . . . . . . . . .         (245,025)     (107,228)
     Distributions to partners . . . . . .             (429)       (1,281)
     Dividends to shareholders . . . . . .           (1,533)           --
     Purchases of treasury stock . . . . .           (1,736)           --
     Net proceeds from stock
      transactions . . . . . . . . . . . .            3,137         1,115
                                                   --------      --------
            Net cash provided by financing
             activities. . . . . . . . . .           20,766        42,361
                                                   --------      --------
(Decrease) increase in cash and cash
 equivalents . . . . . . . . . . . . . . .          (22,374)       26,868
Cash and cash equivalents at beginning
 of period . . . . . . . . . . . . . . . .           23,848        12,861
                                                   --------      --------
Cash and cash equivalents at end of
 period  . . . . . . . . . . . . . . . . .         $  1,474      $ 39,729
                                                   --------      --------
                                                   --------      --------
Supplemental disclosure of cash flow
 information
Interest paid. . . . . . . . . . . . . . .         $ 16,805      $ 13,263
                                                   --------      --------
                                                   --------      --------
Income tax paid. . . . . . . . . . . . . .         $  1,120      $  1,238
                                                   --------      --------
                                                   --------      --------
Income tax refunds . . . . . . . . . . . .         $    (12)     $    (58)
                                                   --------      --------
                                                   --------      --------
Supplemental Schedule of Non-cash
 Investing and Financing Activities:
     Liabilities assumed in connection
      with acquisition of unincorporated
      partnerships and joint ventures. . .         $     --      $ 29,878
                                                   --------      --------
                                                   --------      --------
     Conveyance of title of property to
      mortgagor. . . . . . . . . . . . . .         $     --      $ 10,117
                                                   --------      --------
                                                   --------      --------


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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

   A list of all exhibits filed or included as part of this Quarterly Report on Form 10-Q is as follows:


  Exhibits    By Reference          Descriptions


    10(a)     Previously filed      First Amendment to Third
              with Form 10-Q        Amended and Restated Master
              for the period        Covenant Agreement dated
              ended June 30, 1994   June 30, 1994

    10(b)     Previously filed      First Amendment to Amended and
              with Form 10-Q        Restated Credit Agreement dated
              for the period        June 30, 1994
              ended June 30, 1994

    15        Filed Herewith        Letter from KPMG Peat
                                    Marwick LLP dated November 4, 1994

    27        Filed Herewith        Financial Data Schedule


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