Form 10-Q
period 1994-09-30
LA QUINTA INNS INC
filed 1994-11-14
CIK 278243

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                              -----------------

                                  FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994.

                                      OR

/ / TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                         COMMISSION FILE NUMBER:1-7790

                              -----------------

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

           Registrant's telephone number, including area code:(210) 302-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES   X      NO
    ------      -------

                              -----------------

Number of shares of Common Stock, $.10 par value outstanding at September 30, 1994, giving effect for the three-for-two stock split in October 1994:

                                 46,016,566

                              -----------------

===============================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                            LA QUINTA INNS, INC.
                     COMBINED CONDENSED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                    SEPTEMBER 30, 1994   DECEMBER 31, 1993
                                    ------------------   -----------------
                                       (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents             $   4,619            $ 23,848
  Receivables:
    Trade (net allowance of $377
     and $264)                             12,580               6,744
  Other (net of allowance of $141
   and $157)                                2,563               3,191
  Supplies                                  7,132               5,921
  Prepaid expenses                            394                 581
                                        ---------            --------
    Total current assets                   27,288              40,285
                                        ---------            --------
Notes receivable, excluding current
 installments (net of allowance of
 $3,369 and $3,167)                         7,366               7,683
                                        ---------            --------
Investments, including joint ventures
 accounted for on the equity method
 (note 4)                                   2,965               6,583
                                        ---------            --------
Properties held for sale, at estimated
 net realizable value                       4,117               3,401
                                        ---------            --------
Land held for future development,
 at cost                                    1,316               1,452
                                        ---------            --------
Property and equipment, at cost,
 substantially all pledged:
  Buildings                               758,635             660,278
  Furniture, fixtures and equipment       123,481             114,113
  Land and leasehold improvements         149,048             129,862
                                        ---------            --------
    Total property and equipment        1,031,164             904,253
Less accumulated depreciation and
 amortization                             245,649             230,917
                                        ---------            --------
    Net property and equipment            785,515             673,336
                                        ---------            --------
Deferred charges and other assets,
 at cost less applicable amortization      11,392              11,501
                                        ---------            --------
    Total assets                        $ 839,959            $744,241
                                        ---------            --------
                                        ---------            --------

      See accompanying notes to combined condensed financial statements.

                            LA QUINTA INNS, INC.
                      COMBINED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                     SEPTEMBER 30, 1994    DECEMBER 31, 1993
                                     ------------------    -----------------
                                         (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term
   debt (note 3)                          $ 37,106             $ 22,491
  Accounts payable:
    Trade                                   13,414               14,282
    Other                                    3,746                9,584
    Income taxes                             6,026                1,830
  Accrued expenses:
    Payroll and employee benefits           20,952               17,620
    Interest                                 6,310                3,379
    Property taxes                          10,412                7,994
    Other                                    1,120                1,870
                                          --------             --------
      Total current liabilities             99,086               79,050
                                          --------             --------
Long-term debt, excluding current
 installments (note 3)                     454,930              414,004
                                          --------             --------
Deferred income taxes, pension and
 other                                      15,239               16,154
                                          --------             --------
Partners' capital                           89,875               85,976
                                          --------             --------
Shareholders' equity:
  Common stock ($.10 par value;
   100,000,000 and 40,000,000 shares
   authorized, 48,167,046 and 32,111,364
   shares issued)                            4,817                3,211
  Additional paid-in capital                61,700               60,573
  Retained earnings                        128,592              100,059
  Minimum pension liability adjustment      (1,458)              (1,458)
                                          --------             --------
                                           193,651              162,385
  Less treasury stock, at cost
   (2,150,480 and 1,732,867 shares,
   respectively)                            12,822               13,328
                                          --------             --------
      Total shareholders' equity           180,829              149,057
                                          --------             --------
      Total liabilities and shareholders'
       equity                             $839,959             $744,241
                                          --------             --------
                                          --------             --------

    See accompanying notes to combined condensed financial statements.

                             LA QUINTA INNS, INC.
                  COMBINED CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                    SEPTEMBER 30         SEPTEMBER 30
                                 ------------------    -----------------
                                   1994      1993        1994     1993
                                 -------    -------    -------   -------
Revenues:
  Inn                           $102,271    $73,245   $268,274   $197,736
  Restaurant rental and other      2,001      1,630      5,797      4,825
  Management services                 92      2,048      1,099      5,602
                                --------    -------   --------   --------
    Total revenues               104,364     76,923    275,170    208,163
                                --------    -------   --------   --------
Operating costs and expenses:
  Direct                          53,638     39,299    146,787    109,395
  Corporate                        4,543      4,787     13,846     14,469
  Performance stock options            -          -          -      4,407
  Depreciation, amortization
   and fixed asset retirements    10,251      5,950     27,976     17,068
                                --------    -------   --------   --------
    Total operating costs and
     expenses                     68,432     50,036    188,609    145,339
                                --------    -------   --------   --------
    Operating income              35,932     26,887     86,561     62,824
                                --------    -------   --------   --------
Other (income) deductions:
  Interest income                   (299)    (1,560)    (1,368)    (4,158)
  Interest on long-term debt      10,060      7,940     28,659     22,874
  Partners' equity in earnings
   and losses                      3,249      3,417      8,765     11,619
  Net (gain) loss on property
   transactions                      (47)         2        (41)     4,375
                                --------    -------   --------   --------
    Earnings before income
     taxes, extraordinary
     items and cumulative
     effect of accounting
     change                       22,969     17,088     50,546     28,114
Income taxes                       8,958      6,664     19,713     10,855
Effect of change in income
 tax law                               -        412          -        412
                                --------    -------   --------   --------
    Earnings before
     extraordinary items and
     cumulative effect of
     accounting change            14,011     10,012     30,833     16,847
Extraordinary items, net of
 income taxes                          -       (301)         -        642
                                --------    -------   --------   --------
    Earnings before cumulative
     effect of accounting
     change                       14,011      9,711     30,833     17,489
Cumulative effect of accounting
 change                                -          -          -      1,500
                                --------    -------   --------   --------
    Net earnings                $ 14,011    $ 9,711   $ 30,833   $ 18,989
                                --------    -------   --------   --------
                                --------    -------   --------   --------
Earnings per common and common
 equivalent share:
    Earnings before
     extraordinary items and
     cumulative effect of
     accounting change          $    .29    $   .21   $    .64   $    .36
    Extraordinary items, net
     of income taxes                   -       (.01)         -        .01
    Cumulative effect of
     accounting change                 -          -          -        .03
                                --------    -------   --------   --------
    Net earnings                $    .29    $   .20   $    .64   $    .40
                                --------    -------   --------   --------
                                --------    -------   --------   --------
Weighted average number of
 common and common equivalent
 shares outstanding (note 2)      48,600     47,374     48,477     47,056
                                --------    -------   --------   --------
                                --------    -------   --------   --------

     See accompanying notes to combined condensed financial statements.

                             LA QUINTA INNS, INC.
             COMBINED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                                                           MINIMUM
                                  COMMON STOCK   TREASURY STOCK    ADDITIONAL              PENSION
                                 --------------  ---------------     PAID-IN   RETAINED   LIABILITY
                                 SHARES  AMOUNT  SHARES    AMOUNT    CAPITAL   EARNINGS   ADJUSTMENT   TOTAL
                                 ------  ------  ------    ------    -------   --------   ----------   -----
Balances at December 31, 1992    14,668  $1,467  (1,273)  $(14,668)  $56,749   $ 80,773   $     -      $124,321
  Effect of stock split at
   October 1, 1993                6,740     674       -          -      (674)         -         -            -
  Effect of stock split at
   March 15, 1994                10,703   1,070    (578)         -    (1,070)         -         -            -
  Stock options                       -       -     118      1,340     5,568          -         -         6,908
  Dividends                           -       -       -          -         -     (1,015)        -        (1,015)
  Net earnings                        -       -       -          -         -     20,301         -        20,301
  Minimum pension liability
   adjustment                         -       -       -          -         -          -    (1,458)       (1,458)
                                 ------  ------  ------   --------   -------   --------   -------      --------
Balances at December 31, 1993    32,111   3,211  (1,733)   (13,328)   60,573    100,059    (1,458)      149,057
  Effect of stock split at
   October 25, 1994              16,056   1,606    (717)         -    (1,606)         -         -             -
  Stock options                       -       -     401      3,132     2,733          -         -         5,865
  Purchases of treasury stock         -       -    (101)    (2,626)        -          -         -        (2,626)
  Dividends                           -       -       -          -         -     (2,300)        -        (2,300)
  Net earnings                        -       -       -          -         -     30,833         -        30,833
                                 ------  ------  ------   --------   -------   --------   -------      --------
Balances at September 30, 1994   48,167  $4,817  (2,150)  $(12,822)  $61,700   $128,592   $(1,458)     $180,829
                                 ------  ------  ------   --------   -------   --------   -------      --------
                                 ------  ------  ------   --------   -------   --------   -------      --------

        See accompanying notes to combined condensed financial statements.

                              LA QUINTA INNS, INC.
                   COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30
                                                  -------------------
                                                   1994         1993
                                                  ------       ------
Cash flows from operating activities:
  Net earnings                                   $  30,833    $  18,989
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization of property
     and equipment and fixed asset retirements      27,976       17,068
    Partners' equity in earnings and losses          8,765       11,619
    (Gain) loss on property transactions               (41)       4,375
    Cumulative effect of change in accounting
     for income taxes                                    -       (1,500)
    Other non-cash items                                 -         (532)
    Changes in operating assets and liabilities:
      Receivables                                   (4,530)      (1,494)
      Income taxes                                   4,196        7,001
      Supplies and prepaid expenses                 (1,226)        (484)
      Accounts payable and accrued expenses          5,988        8,237
      Deferred charges and other assets              1,322       (1,177)
      Deferred credits and other                     2,358          690
                                                 ---------    ---------
        Net cash provided by operating
         activities                                 75,641       62,792
                                                 ---------    ---------
Cash flows from investing activities:
      Capital expenditures                         (69,198)     (19,531)
      Proceeds from property transactions              494          705
      Purchase and conversion of inns              (29,321)     (25,386)
      Purchase of partners' equity interests       (53,255)     (25,786)
      Decrease (increase) in notes receivable
       and other investments                         3,690         (403)
                                                 ---------    ---------
        Net cash used by investing activities     (147,590)     (70,401)
                                                 ---------    ---------
Cash flows from financing activities:
      Proceeds from secured line of credit
       and long-term borrowings                    354,352      151,357
      Principal payments on secured line of
       credit and long-term borrowings            (301,845)    (148,296)
      Capital contributions by partners                  -       16,671
      Distributions to partners                       (726)      (1,923)
      Dividends to shareholders                     (2,300)           -
      Purchases of treasury stock                   (2,626)           -
      Net proceeds from stock transactions           5,865        2,640
                                                 ---------    ---------
        Net cash provided by financing
         activities                                 52,720       20,449
                                                 ---------    ---------
(Decrease) increase in cash and cash
 equivalents                                       (19,229)      12,840
Cash and cash equivalents at beginning of
 period                                             23,848       12,861
                                                 ---------    ---------
Cash and cash equivalents at end of period       $   4,619    $  25,701
                                                 ---------    ---------
                                                 ---------    ---------
Supplemental disclosure of cash flow information
Interest paid                                    $  26,539    $  17,984
                                                 ---------    ---------
                                                 ---------    ---------
Income tax paid                                  $   6,583    $   4,162
                                                 ---------    ---------
                                                 ---------    ---------
Income tax refunds                               $     (26)   $     (61)
                                                 ---------    ---------
                                                 ---------    ---------

     See accompanying notes to combined condensed financial statements.

                              LA QUINTA INNS, INC.
                 COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                                    --------------------
                                                                                      1994       1993
                                                                                    ---------  ---------
Supplemental Schedule of Non-Cash Investing and Financing Activities
  Liabilities assumed in connection with acquisition of unincorporated
   partnerships and joint ventures                                                  $  --      $  29,878
                                                                                    ---------  ---------
                                                                                    ---------  ---------
  Conveyence of title of property to mortgagor                                      $  --      $  10,117
                                                                                    ---------  ---------
                                                                                    ---------  ---------
  Effect of stock splits                                                            $   1,606  $     674
                                                                                    ---------  ---------
                                                                                    ---------  ---------

       See accompanying notes to combined condensed financial statements.

                              LA QUINTA INNS, INC.
                NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  Basis of Presentation

    The accompanying unaudited combined condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. It is suggested that the combined condensed financial statements be read in conjunction with the combined financial statements and notes thereto included in the December 31, 1993 Annual Report on Form 10-K. Pursuant to discussions with the Securities and Exchange Commission the Company amended its December 31, 1993 Form 10-K. There were no changes to the financial data, including results of operations or financial conditions. The changes consisted primarily of clarifications with respect to certain disclosure items. Copies of the amended Form 10-K are available from the Company upon request.

(2)  Earnings per Common and Common Equivalent Share

    The Board of Directors authorized three-for-two stock splits effective in October 1993, March 1994 and October 1994. The October 1994 stock split was paid on October 25, 1994, to shareholders of record on October 4, 1994. Earnings per share, the weighted average number of shares outstanding, shareholders' equity and the following information have been adjusted to give effect to each of these distributions. Fully diluted earnings per share is not materially different than primary earnings per share.

    The weighted average number of common and common equivalent shares used in the computation of earnings per share are as follows:

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30                  SEPTEMBER 30
                                                       ----------------------------  ----------------------------
                                                           1994           1993           1994           1993
                                                       -------------  -------------  -------------  -------------
Weighted average common shares issued                     48,167,046     48,167,046     48,167,046     48,167,046
Effect of treasury stock                                  (2,250,123)    (2,704,950)    (2,391,468)    (2,762,468)
Dilutive effect of stock options                           2,683,554      1,912,196      2,701,243      1,651,832
                                                       -------------  -------------  -------------  -------------
  Weighted average number of common and common
   equivalent shares                                      48,600,477     47,374,292     48,476,821     47,056,410
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

    During June 1994, the Company repurchased 101,000 shares of its common stock for approximately $2,600,000 under a plan approved by the Board of Directors to repurchase up to $10,000,000 of its common stock. Additional purchases will be made from time to time in the open market as deemed appropriate by the Company.

(3)  Long-term Debt

    On July 1, 1994, the Company completed negotiations to amend its existing $40,000,000 Secured Line of Credit to $45,000,000 and its $145,000,000 Secured Term Credit Facility to $184,000,000. At September 30, 1994, the Company had a total of $33,300,000 available on its amended Secured Term and Line of Credit facilities. Borrowings under the $45,000,000 Secured Line of Credit, which will mature on May 30, 1997, bear interest at the prime rate, LIBOR plus 1 1/2%, or certificate of deposit rate, plus 1 5/8%. Borrowings under the $184,000,000 Secured Term Credit Facility, which could be made through October 31, 1994, have a final maturity of May 31, 2000 and bear interest at the prime rate, LIBOR rate plus 1 3/4%, or certificate of deposit rate plus 1 7/8%. Amounts borrowed under the Secured Term Credit Facility require semi-annual principal payments commencing November 30, 1994 through May 31, 2000. The Company pays a commitment fee of .375% per annum on the daily average unused portion of the Secured Line of Credit and Term Credit Facility.

    On June 1, 1994, a credit agreement for a $35,000,000 Unsecured Line of Credit among La Quinta Development Partners, L.P. (the "Development Partnership") and participating banks was completed. Borrowings under the $35,000,000 Unsecured Line of Credit, which matures January 31, 1997, bear interest at the prime rate, LIBOR rate plus 1%, or certificate of deposit rate plus 1 1/8%. At September 30, 1994, $21,725,000 was available on the Unsecured Line of Credit. The commitment fee is .375% per annum on the daily average unused portion of the Unsecured Line of Credit. The Company is the general partner and owns a 40% ownership interest in the Development Partnership.

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

    On July 1, 1994, the Company purchased nine La Quinta inns previously held by two unincorporated joint ventures in which the Company held a 1% interest and also managed. This transaction was financed through the Company's amended Secured Line of Credit and Secured Term Credit Facility. (See note 3.)

(5)  Franchise Agreement

    During February 1994, the Company opened a franchised inn in Mexico. Initial franchise fees related to development were recorded as revenue when the related property opened as a franchised inn. Monthly franchise fees are based on gross room sales and are accrued as earned.

(6)  Development and Management Agreements

    During the third quarter of 1994, the Company entered into development and management agreements with four Mexican investor groups for the purpose of developing 22 La Quinta inns in 15 cities in Mexico. Each of the inns developed will be owned by the Mexican investor groups and managed by the Company under long-term management agreements.

(7)  Contingencies

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

    The Company is also party to various lawsuits and claims generally incidental to its business. The ultimate disposition of these and the above discussed matter are not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    On January 24, 1994, La Quinta Inns, Inc. ("La Quinta" or the "Company") concluded the acquisition of LQP which owned 31 inns in 15 states managed by La Quinta. The operations of LQP were accounted for under the equity method until December 1, 1993 and were included in the combined financial statements of the Company thereafter.

    In addition, during 1993, the Company purchased, in separately negotiated transactions, the limited partners' interests in 14 of the Company's combined unincorporated partnerships and joint ventures which owned 44 inns. During the second quarter of 1994, the Company purchased the limited partners' interests in one of the Company's combined unincorporated joint ventures which owned one inn. On July 1, 1994, the Company purchased nine inns managed by the Company which were previously held in the two unincorporated joint ventures ("UJVs"). The Company continues to operate these properties as La Quinta inns. Also during 1993, the Company completed the acquisition of 11 inns and began renovating and converting them to the La Quinta brand. Conversion of these properties was completed during the second quarter of 1994. Also during the second and third quarters of 1994, the Company acquired four additional inns.

    In February 1994, the Company opened a franchise property in Mexico which is operated under a La Quinta franchise agreement. The Company does not anticipate entering any future franchise agreements in Mexico. Further expansion in Mexico is planned through development and management agreements whereby the inn developed will be owned by Mexican investor groups and managed by the Company under long-term management agreements. During the third quarter of 1994, the Company entered into four separate development and management agreements with four separate Mexican investor groups for the purpose of developing 22 La Quinta inns in 15 cities in Mexico. The Company anticipates the development of additional La Quinta inns in Mexico through similar arrangements with Mexican investors.

    The following table describes the composition of inns in the La Quinta chain at:

                                                                SEPTEMBER 30, 1994                DECEMBER 31, 1993 (2)
                                                         ---------------------------------  ---------------------------------
                                                                                LA QUINTA                          LA QUINTA
                                                                               EQUIVALENT                         EQUIVALENT
                                                           INNS       ROOMS     ROOMS(1)      INNS       ROOMS     ROOMS(1)
                                                         ---------  ---------  -----------  ---------  ---------  -----------
Owned 100%                                                     178     22,320      22,320         166     21,001      21,001
Owned 40 - 80%                                                  46      6,583       2,769          45      6,077       2,588
                                                               ---  ---------  -----------        ---  ---------  -----------
Total Company owned and operated                               224     28,903      25,089         211     27,078      23,589
Managed Inns                                                     1        148          --           9      1,176          12
Licensed Inns                                                    1        120          --           1        120          --
                                                               ---  ---------  -----------        ---  ---------  -----------
                                                               226     29,171      25,089         221     28,374      23,601
                                                               ---  ---------  -----------        ---  ---------  -----------
                                                               ---  ---------  -----------        ---  ---------  -----------

- - - ------------------------
(1)  Represents the Company's proportionate ownership in system rooms.
(2) Includes 100% of the rooms owned by LQP as though the acquisition were completed on December 31, 1993.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1994

    The improvement in inn revenues was related to an increase in the percentage of occupancy and average room rate along with the revenues associated with the acquisition of inns, including the LQP and the UJVs, as more fully described above. The occupancy percentage increased to 76.2% in the third quarter of 1994 from 71.9% in the 1993 comparable period. The average daily rate increased to $48.97 in the third quarter of 1994 from $47.26 in the third quarter of 1993. Additionally, completion of the reimaging process has resulted in improvements in both rate and occupancy.

    Management services revenue decreased primarily as a result of the acquisition of LQP and the UJVs and the elimination of related management fees charged by the Company. This decrease was partially offset by an increase in restaurant rental and other income caused by an increase in the number of restaurants owned and leased by the Company due to the acquisition of LQP.

    Direct expenses increased to $53,638,000, an increase of $14,339,000. The $.30 increase in direct expenses per occupied room from $26.34 during the third quarter of 1993 to $26.64 during the third quarter of 1994 is primarily attributable to increases in property taxes and insurance and is partially offset by decreases in salaries and related benefits.

    Corporate expenses decreased to $1.72 per available room in the third quarter of 1994 from $1.89 per available room (including Managed Inns) in the third quarter of 1993, a decrease of $.17 per available room.

    Depreciation, amortization and fixed asset retirements increased primarily due to the acquisition of LQP and the UJVs and the Company's reimaging program. Depreciation, amortization and fixed asset retirements also includes asset retirements associated with the Company's refurbishment program and other capital improvements.

    Operating income improved to $35,932,000 in the third quarter, an increase of $9,045,000, or 33.6% over the 1993 third quarter, as more fully described above.

    The decrease in interest income is primarily attributable to a decrease in interest earned on the note receivable from AEW Partners, L.P. to La Quinta Development Partners, L.P. (the "Development Partnership"), due to the collection of the entire outstanding principal balance of that note in December 1993 and the corresponding reduction of interest thereon.

    Interest expense on the Senior Subordinated notes issued in May 1993 along with debt assumed with the acquisition of the LQP, and new debt related to the purchase of certain of the limited partners' interests resulted in the 26.7% increase in interest expense.

    The acquisition of various limited partners' interests resulted in a decrease in partners' equity in earnings and losses for the third quarter of 1994 compared to the third quarter of 1993.

    Income taxes for the third quarter of 1994 and 1993 are calculated using an estimated effective tax rate of 39%. During the third quarter of 1993, the Company recognized an additional $412,000 net charge related to certain provisions of the Omnibus Budget Reconciliation Act of 1993.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1994

    The improvement in inn revenues was related to an increase in the percentage of occupancy and average room rate along with the revenues associated with the acquisition of inns, including the LQP and the UJVs. The average room rate increased to $47.49 in the 1994 nine month period from $46.72 in the 1993 nine months. The occupancy percentage increased to 72.1% in the 1994 nine months from 67.8% in the 1993 nine months. Additionally, completion of the reimaging process has resulted in improvements in both rate and occupancy.

    Management services revenue decreased primarily as a result of the acquisition of LQP and the UJVs and the elimination of related management fees charged by the Company. This decrease was partially offset by an increase in restaurant rental and other income caused by an increase in the number of restaurants owned and leased by the Company due to the acquisition of LQP.

    Direct expenses increased to $146,787,000, an increase of $37,392,000. Direct expenses per occupied room increased to $26.98 in the 1994 nine months from $26.89 in the 1993 nine months. The increase of $.09 is primarily attributable to increases in breakfast and coffee supplies and travel agency commissions and is partially offset by decreases in salaries and related expenses.

    Corporate expenses decreased to $1.78 per available room (including Managed
Inns) in the 1994 nine months from $1.97 per available room (including Managed
Inns) in the 1993 nine months, a decrease of $.19 per available room.

    The 1993 performance stock option expense related to the vesting of certain contingent stock options that became exercisable in May 1993.

    Depreciation, amortization and fixed asset retirements increased primarily due to the acquisition of LQP and the UJVs and the Company's reimaging program. Depreciation, amortization and fixed asset retirements also includes asset retirements associated with the Company's refurbishment program and other capital improvements.

    Operating income improved to $86,561,000 in the 1994 nine months, an increase of $23,737,000, or 37.8% over the 1993 nine months, as more fully described above.

    The decrease in interest income is primarily attributable to a decrease in interest earned on the note receivable from AEW Partners, L.P. to the Development Partnership, due to the collection of the entire outstanding principal balance of that note in December 1993 and the corresponding reduction of interest thereon.

    Interest expense on the Senior Subordinated notes issued in May 1993 along with debt assumed with the acquisition of the LQP, and new debt related to the purchase of certain of the limited partners' interests resulted in the 25.3% increase in interest expense.

    The acquisition of various limited partners' interests resulted in a decrease in partners' equity in earnings and losses for the first nine months of 1994 compared to the first nine months of 1993.

    Net gain on property and investment transactions was ($41,000) in the nine months of 1994 compared to a loss of $4,375,000 in the nine months of 1993. The loss in 1993 was primarily related to a $4,900,000 loss related to the Company's conveyance of title to the mortgagor on the property in which the Company's corporate headquarters was located.

    Income taxes for the 1994 and 1993 nine months are calculated using an estimated effective tax rate of 39%. During the third quarter of 1993, the Company recognized an additional $412,000 net charge related to certain provisions of the Omnibus Budget Reconciliation Act of 1993.

    The cumulative effect of accounting change in the 1993 nine months was the result of implementation of Statement of Financial Standards No. 109 "Accounting for Income Taxes".

FINANCIAL CONDITION

    The decrease in the Company's cash and cash equivalents in the first nine months of 1994 resulted from capital expenditures from the reimaging program, purchase and conversion of inns, the acquisition of the remaining Units of LQP during January of 1994 and the acquisition of the UJVs.

    The increase in net cash provided by operating activities was the result of increased revenue and operating margins.

    The increase in investing activities in the 1994 nine months over the prior year's comparable period is primarily a result of capital expenditures related to the reimaging program, purchase and conversion of inns, the purchase of the remaining Units of LQP and the purchase of the UJVs.

    Proceeds from the secured line of credit and long-term borrowings which are partially offset by principal payments on the Company's Secured Term Credit Facility, dividends paid to shareholders and purchases of treasury stock contributed to the increase in cash provided by financing activities for the 1994 nine months, as compared to cash provided by financing activities for the 1993 nine months.

    In June 1994, the Development Partnership entered into a $35,000,000 Unsecured Line of Credit of which $21,725,000 is available at September 30, 1994. The Company anticipates that substantially all of its development activity in 1994 will occur through the Development Partnership.

    During June 1994, the Company repurchased a total of 101,000 shares of its common stock for approximately $2,600,000 under a plan approved by the Board of Directors to repurchase up to $10,000,000 of its common stock. There have been no additional purchases through September 1994.

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

                        INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
La Quinta Inns, Inc.:

    We have reviewed the combined condensed balance sheet of La Quinta Inns, Inc. as of September 30, 1994, and the related combined condensed statements of operations for the three-month and nine-month periods ended September 30, 1994 and 1993 and cash flows for the nine-month periods ended September 30, 1994 and 1993. These combined condensed financial statements are the responsibility of the Company's management.

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

                                                  KPMG Peat Marwick LLP

San Antonio, Texas
October 14, 1994

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

    Actions for negligence or other tort claims occur routinely as an ordinary incident to the Company's business. Several lawsuits are pending against the Company which have arisen in the ordinary course of the business, but none of these proceedings involves a claim for damages (in excess of applicable excess umbrella insurance coverages) involving more than 10% of current assets of the Company (also see note 7 to combined condensed financial statements). The Company does not anticipate any amounts which it may be required to pay as a result of an adverse determination of such legal proceedings, individually or in the aggregate, or any other relief granted by reason thereof, will have a material adverse effect on the Company's financial position or results of operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

    A list of all exhibits filed or included as part of this Quarterly Report on Form 10-Q is as follows:

 Exhibits  By Reference    Descriptions
       15  Filed Herewith  Letter from KPMG Peat Marwick LLP dated November 11,
                           1994
       27  Filed Herewith  Financial Data Schedule

    (b) Reports on Form 8-K:

    No Current Reports on Form 8-K have been filed during the period for which this Quarterly Report on Form 10-Q is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LA QUINTA INNS, INC.
                                          (Registrant)

November 14, 1994  By:  /S/ William C. Hammett, Jr.
                        -------------------------------------------------------
                        William C. Hammett, Jr.
                        Senior Vice President - Accounting and Administration


November 14, 1994  By:  /S/ Irene C. Primera
                        -------------------------------------------------------
                        Irene C. Primera
                        Vice President - Controller