Form 10-K405
period 1994-12-31
LA QUINTA INNS INC
filed 1995-03-15
CIK 278243

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  ----------
                                  FORM 10-K

(Mark One)
/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                      OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from  __________________

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

                                                Name of Each Exchange
          Title of Each Class                    on Which Registered
          -------------------                    -------------------
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

                         YES /X/       NO / /


   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (X)

   The aggregate market value of the voting stock held by non-affiliates of registrant as of February 28, 1995 was $576,079,006. As of February 28, 1995, there were 49,171,836 shares of registrant's Common Stock issued and 46,809,833 such shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the following document are incorporated by reference into the designated parts of this Form 10-K: definitive Proxy Statement, dated on or about April 14, 1995 relating to Registrant's 1995 Annual Meeting of Shareholders (in Part III), which Registrant intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K.


===============================================================================

                               FORM 10-K INDEX


                                    PART I

                                                                       Page
                                                                       ----
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . .      3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . .      8

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .     10


Item 4.   Submission of Matters to a Vote of Security Holders. . . .     11

                                  PART II


Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters . . . . . . . . . . . . . . . . . . .     11

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . .     12

Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . .     13

Item 8.   Financial Statements and Supplementary Data. . . . . . . .     21

Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure . . . . . . . . . . .     45

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant . . . .     45

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . .     46

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management. . . . . . . .  . . . .  . . . . . . . . . . .     46

Item 13.  Certain Relationships and Related Transactions . . . . . .     46

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . .     46

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     49

                                  PART I

ITEM 1.  BUSINESS

   La Quinta Inns, Inc. ("La Quinta" or the "Company") is a leader in the mid-priced segment of the lodging market. Founded in 1968, the La Quinta chain's 228 inns, one of which is under development, are located in 29 states and Mexico with concentrations in Texas, Florida and California. As of December 31, 1994, the Company owned interests in and operated all but two of its inns.

   La Quinta is incorporated under the laws of Texas and maintains its executive offices at Weston Centre, 112 East Pecan Street, P.O. Box 2636, San Antonio, Texas 78299-2636, telephone (210) 302-6000.


PRODUCT

   La Quinta inns appeal to guests who desire high-quality rooms and convenient locations at attractive prices and whose needs generally do not include banquet and convention facilities, in-house restaurants, cocktail lounges or room service. As a result of the cost savings associated with the elimination of these management intensive facilities and services, the Company believes it is able to offer its guests an excellent value -- convenient locations and room quality comparable to full service hotels at a lower price.

   La Quinta inns contain an average of 130 spacious, quiet and comfortably furnished rooms with an average of 300 square feet. Each inn features a choice of rooms for non-smokers and smokers, complimentary continental breakfast, free unlimited local telephone calls, remote-control television with a premium movie channel, telecopy services, same day laundry and dry cleaning service, 24-hour front desk and message service and free parking. La Quinta inns are generally located near suburban office parks, major traffic arteries or destination areas such as airports and convention centers. Food service to La Quinta guests generally is provided by adjacent free-standing restaurants.

   La Quinta's strategy is to continue its growth as a high-quality provider in the mid-priced segment of the hotel industry, focusing on enhancing revenues, cash flow and profitability. Specifically, the Company's strategy centers upon:

      CONTINUED FOCUS ON MID-PRICED SEGMENT - Hotels in this price category provide cost-conscious business travelers with high-quality rooms and convenient locations at a moderate price. Because the Company competes primarily in the mid-priced segment, management's attention is totally focused on meeting the needs of La Quinta's target customers.

      LA QUINTA OWNERSHIP AND MANAGEMENT OF INNS - In contrast to many of its competitors, La Quinta manages and has ownership interests in virtually all of its inns. La Quinta manages all but two of the 228 inns in the chain. At December 31, 1994, the Company owned 100% of 176 inns and 40% or more of an additional 50. As a result, the Company believes it is able to achieve a higher level of consistency in both product quality and service than its competition. In addition, La Quinta's position as one of the few primarily owner-operated chains enables La Quinta to offer new services, direct expansion, effect pricing and to make other marketing decisions on a system-wide or local basis as conditions dictate, usually without consulting third-party owners, management companies or franchisees as required of most other lodging chains. The Company's management of the inns also enables it to control costs and allocate resources effectively to provide excellent value to the consumer.

      IMAGE ENHANCEMENT PROGRAM - In 1994, La Quinta completed a comprehensive chainwide image enhancement program intended to give its properties a new, fresh, crisp appearance while preserving their unique character. The program featured new signage displaying a new logo as well as exterior and lobby upgrades including brighter colors, more extensive lighting, additional landscaping, enhanced guest entry and a full lobby renovation with contemporary furnishings and seating area for continental breakfast.

      REGIONALLY FOCUSED GROWTH - La Quinta acquired its partners' ownership interest in ten La Quinta inns and additionally purchased six existing lodging facilities in 1994 and is converting each of them to a La Quinta. Although most inns remain open during conversion, one of the six inns purchased was closed for development and is expected to re-open during the second quarter of 1995. It is anticipated that the Company's growth in 1995 will continue to include acquisition and conversion of existing lodging facilities and selected new development in strategic markets.

COMPETITION

   Inns operated and licensed by La Quinta are in competition with other major lodging brands. Each La Quinta inn competes in its market area with numerous full service lodging brands, especially in the mid-priced range, and with numerous other hotels, motels and other lodging establishments. Chains such as Hampton Inns, Red Roof Inns, Fairfield Inns and Drury Inns are direct competitors of La Quinta. Other well-known competitors include Holiday Inns, Ramada Inns and Comfort Inns. There is no single competitor or group of competitors of La Quinta that is dominant in the lodging industry.
Competitive factors in the industry include reasonableness of room rates, quality of accommodations, degree of service and convenience of locations.

   The lodging industry in general, including La Quinta, may be adversely affected by national and regional economic conditions and government regulations. The demand for accommodations at a particular inn may be adversely affected by many factors including changes in travel patterns, local and regional economic conditions and the degree of competition with other inns in the area.

STRUCTURE AND OWNERSHIP

   The Company is a combined entity comprised of La Quinta Inns, Inc., which owns and operates 226 inns, eight subsidiaries, nine wholly-owned unincorporated partnerships and joint ventures and nine combined unincorporated partnerships and joint ventures. Of these 226 inns, 50 inns are owned by the combined unincorporated partnerships and joint ventures, one of which is under development.

   On January 24, 1994, the Company concluded the acquisition of La Quinta Motor Inns Limited Partnership ("the Partnership" or "LQP"), which owned 31 La
Quinta inns managed by the Company in 15 states. The operations of LQP were accounted for under the equity method until December 1, 1993, and were included in the combined financial statements of the Company thereafter. In July 1994, the Company purchased nine La Quinta inns previously held in two unincorporated joint ventures with CIGNA Investments, Inc. ("CIGNA") in which the Company held a 1% interest and also managed. Also, during the second quarter of 1994, the Company purchased the limited partners' interest in one of the Company's combined unincorporated joint ventures which owned one inn. The aggregate purchase price of these transactions was $53,255,000 of which a portion was financed through the Company's amended Secured Line of Credit and Secured Term Credit Facility (See note 2 of Notes to Combined Financial Statements).


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

   The Board of Directors of the Company authorized three-for-two stock splits effective in October 1994, March 1994 and October 1993. References to the Company's common stock prior to the October 1993 split are described herein as "pre-split" and references to the Company's common stock after the October 1994 split are described herein as "post-split".

   The following table describes the composition of inns in the La Quinta chain at:

                              December 31, 1994      December 31, 1993 (5)
                          ------------------------  -----------------------

                                         La Quinta                La Quinta
                                        Equivalent               Equivalent
                          Inns   Rooms   Rooms (1)  Inns  Rooms   Rooms (1)
                          ----   -----   ---------  ----  -----   ---------
Owned 100% (2) . . . . . . 176  22,296     22,296    166  21,001    21,001
Owned 40-82% (3) . . . . .  49   6,675      2,803     45   6,077     2,588
                           ---  ------     ------    ---  ------    ------
Total Company owned and
 operated . . . . . . . .  225  28,971     25,099    211  27,078    23,589
Under Development (owned
 40%) (6) . . . . . . . .    1     100         40      -       -         -
Managed Inns. . . . . . .    -       -          -      9   1,176        12
Licensed Inns (4) . . . .    2     268          -      1     120         -
                           ---  ------     ------    ---  ------    ------
                           228  29,339     25,139    221  28,374    23,601
                           ---  ------     ------    ---  ------    ------
                           ---  ------     ------    ---  ------    ------

(1) Represents the Company's proportionate ownership interest in system rooms.

(2)  Two inns are operated under brands other than La Quinta.

(3)  One inn is operated under a brand other than La Quinta.

(4) One inn located in the United States is licensed to an unrelated third party and one inn located in Saltillo, Coahuila, Mexico is licensed to an unrelated third party and was managed by the Company through March 8, 1995 (See discussion in Licensing) under a separate management agreement.

(5) Includes 100% of the rooms owned by LQP as though the acquisition were completed on December 31, 1993.

(6) Represents an inn acquired in November 1994 which has been closed for conversion and is expected to re-open in the second quarter of 1995.

   JOINT VENTURES AND PARTNERSHIPS. La Quinta historically financed its development, in part, through partnerships and joint ventures with large insurance companies or financial institutions. Under the terms of the joint venture and partnership agreements, available cash flow is generally used to pay debt and provide for capital improvements, with remaining cash flow being distributed to the partners in accordance with their respective ownership interests. Since 1993, the Company has purchased the interests in 17 unincorporated joint ventures including CIGNA, and partnerships. In addition, the Company successfully completed the acquisition of LQP in January 1994 (See note 14 of Notes to the Combined Financial Statements). At December 31, 1994, the Company had ownership interests between 40% and 67% in nine unincorporated joint ventures and partnerships, one of whose only asset is a note receivable which is secured by real property.

   In March of 1990, the Company entered into the La Quinta Development Partners, L.P. ("LQDP" or the "Development Partnership") with AEW
Partners, L.P. ("AEW Partners"). La Quinta Inns, Inc. is the general partner and owns a 40% ownership interest and AEW Partners is the limited partner and owns a 60% ownership interest. This partnership was established for the purpose of owning, operating, acquiring and developing inns. La Quinta originally contributed 18 inns with a deemed value of $44,000,000 (net of existing debt assumed by LQDP) and $4,000,000 in cash. AEW Partners contributed $3,000,000 and a promissory note ("the AEW Note") to the Development Partnership in the amount of $69,000,000. Under the terms of the agreement, proceeds from the AEW Note were used for the construction of inns or for the acquisition and conversion of existing inns into the La Quinta brand. In 1993, the AEW Partners fully paid the balance of the AEW Note.
At December 31, 1994, the Development Partnership had acquired and converted 25 inns (six during 1994 with conversion to be completed during the first half of 1995). Under the terms of the Development Partnership agreement, AEW Partners currently has the ability to convert 66 2/3% of its ownership interest in the Development Partnership to 5,289,801 (post-split) shares of the Company's common stock. Such number of shares is reduced as distributions are made out of the Development Partnership to AEW Partners. The partnership units may be converted at any time prior to December 31, 1998. As of December 31, 1994, no partnership units had been converted. Shares of the Company's common stock issuable upon conversion are antidilutive at December 31, 1994.


   On June 1, 1994, the Development Partnership entered into a $35,000,000 Bank Unsecured Line of Credit Agreement, under which $21,850,000 was available at December 31, 1994. Borrowings under the Bank Unsecured Line of Credit, which matures January 31, 1997, may be made at varying interest rates of the prime rate, LIBOR, or certificate of deposit rate plus the Development Partnership's Applicable Margin, as defined in the related credit agreement. At December 31, 1994, borrowings under the Bank Unsecured Line of Credit bear interest at the prime rate, LIBOR plus 1% or certificate of deposit rate plus 1 1/8%. The Development Partnership's Applicable Margin is determined quarterly based upon predetermined levels of the Partnership's indebtedness to cash flows, as defined in the related credit agreement.

   Under the terms of a management agreement between the Company and the Development Partnership, La Quinta earns management, national advertising, chain services and licensing fees for the use of its name and services.
La Quinta is also entitled to receive acquisition and conversion fees for its services in finding inns suitable for acquisition and in managing the conversion of such inns. La Quinta is also entitled to receive fees on project costs of inns constructed for the Development Partnership.

LICENSING

   The Company selectively licensed the name "La Quinta" to others for operations in the United States until February 1977, at which time La Quinta discontinued its domestic licensing program to unrelated third parties. One inn remains in operation under a licensing agreement.

   During 1990, the Company entered into a development agreement with Desarrollos Turisticos Vanguardia S.A. de C.V. ("Desarrollos") for expansion of the La Quinta chain into Saltillo, Coahuila, Mexico. In February 1994, one inn developed under this agreement opened for operation. Under the arrangement, the inn is owned by the licensee and was managed by La Quinta under a separate management agreement through March 8, 1995.

   During 1994, the Company entered into agreements with four Mexican investor groups (the "Development Accord") for the purpose of developing 22 La Quinta inns in 15 cities in Mexico. Each of the inns developed will be owned by the Mexican investor groups and managed by the Company under long-term management agreements.

   On December 20, 1994, the Mexican government allowed the peso to trade freely against the U.S. dollar. As a result, the peso suffered an immediate devaluation against the U.S. dollar. These economic conditions have resulted in a delay of the start of construction of additional La Quinta inns in Mexico. The construction of the first La Quinta inn under the Development Accord is anticipated to begin when economic conditions in Mexico stabilize.

   "La Quinta -R-" and "teLQuik -R-" have been registered as service marks by La Quinta with the U.S. Patent and Trademark Office and in Mexico, Canada and the United Kingdom.

OPERATIONS

   Management of the La Quinta chain is coordinated from the Company's headquarters in San Antonio, Texas. Centralized corporate services and functions include marketing, accounting and reporting, purchasing, quality control, development, legal, reservations and training.

   Inn operations are currently organized into Eastern, Western and Central divisions with each division headed by a Divisional Vice President. Regional Managers report to the Divisional Vice Presidents and are each responsible for approximately 12 inns. Regional Managers are responsible for the service, cleanliness and profitability of the inns in their regions.

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


   At February 28, 1995, La Quinta employed approximately 5,800 persons, of whom approximately 86% were compensated on an hourly basis. Approximately 260 individuals were employed at corporate and 5,540 were employed in inn management and services. The Company's employees are not currently represented by labor unions. Management believes its ongoing labor relations are good.

MARKETING


   La Quinta's primary media focus is on business travelers, who account for over half of La Quinta's rooms rented. The Company's core market consists of business travelers who visit a given area several times per year. For example, typical customers include salespersons covering a regional territory, government and military personnel and technicians. The profile of a typical La Quinta customer is a college educated business traveler, age 25 to 54 who has a middle management, white collar occupation or upper level blue collar occupation. In addition, the Company's target markets include vacation travelers and retired travelers. The Company focuses on reaching its target markets by utilizing advertising, direct sales, programs which provide incentives to repeat travelers, and other marketing programs targeted at specific customer segments.

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

   The Company markets directly to companies and other organizations through its direct sales force of 27 sales representatives and managers as well as 19 specific property sales persons. This sales force calls on companies which have a significant number of individuals traveling in the regions in which La Quinta operates and which are capable of producing a high volume of room nights.

   La Quinta enjoys a large amount of repeat business. Based on internal surveys conducted since 1990, management estimates the average customer spent approximately 16 nights per year in a La Quinta inn. The Company focuses a number of marketing programs on maintaining the high number of repeat visits. La Quinta promotes a "Returns Club" for repeat guests. This club provides its members with preferred status and rates when checking into a La Quinta inn and offers rewards for frequent stays. The Returns Club currently has over 180,000 members.

   The Company provides a reservation system, "teLQuik"-R-, which currently accounts for advance reservations for approximately 71% of room occupancy. The teLQuik system allows customers to make reservations toll free or from special reservations phones placed in all La Quinta inns. The teLQuik system enables guests to make their next night's reservations from their previous night's La Quinta inn. In 1994, the Company completed a new reservation center which is a part of its program to improve operating results by providing state-of-the-art technology in processing reservations more efficiently. La Quinta, through its national sales managers, markets its reservation services to travel agents and corporate travel planners who may access teLQuik through the five major airline reservation systems.

ASSET MANAGEMENT

   La Quinta's asset management strategy is founded on the importance of ownership of all or a significant portion of each of its inns. See "Structure and Ownership" on this Form 10-K. Management believes that

Company ownership and management of La Quinta inns enables the Company to achieve more consistency in quality and service than its competitors.

   Historically, the Company financed a large part of its development through partnerships and joint ventures with large insurance companies and other financial institutions, while managing the inns. However, since 1993, the Company has acquired in separately negotiated transactions limited partners' interests in 15 of the Company's combined unincorporated partnerships and joint ventures that owned 45 La Quinta inns. The Company also completed the acquisition of 100% of the limited partners' interests in an additional 31 La Quinta inns owned by a subsidiary of LQP in January of 1994, after acquiring 82% of LQP during December of 1993, and purchased CIGNA joint ventures which owned nine La Quinta inns. In addition, the Company acquired six existing lodging facilities during 1994, one of which is under development, and eleven existing lodging facilities during 1993 for conversion to a La Quinta. Currently, the Company owns 100% of 176 inns and between 40% and 67% of 50 other inns.

   La Quinta's current development program focuses on the acquisition of existing lodging facilities. At current prices, acquisition and conversion of existing properties is more cost effective than new construction. However, the Company is currently considering new construction in those markets where acquisition and conversion of existing inns at a discount to replacement cost is not available.

ITEM 2.  PROPERTIES

   La Quinta inns appeal to guests who desire high-quality rooms and whose needs generally do not include banquet and convention facilities, in-house restaurants, cocktail lounges or room service. La Quinta inns contain an average of 130 rooms and provide spacious, quiet and comfortably furnished rooms with an average of 300 square feet, a choice of rooms for non-smokers and smokers, complimentary continental breakfast, free unlimited local telephone calls, remote-control television with a premium movie channel, telecopy services, same-day laundry and dry cleaning service, 24-hour front desk and message service and free parking.

   To maintain the overall quality of La Quinta's inns and to remain competitive in its service-oriented environment, each inn undergoes refurbishments and capital improvements as needed. Typically, refurbishing has been provided at intervals of between five and seven years, based on an annual review of the condition of each inn. In each of the years ended December 31, 1994, 1993 and 1992, the Company spent approximately $75,200,000, $32,600,000 and
$15,500,000, respectively, on capital improvements to existing inns.   The
amounts for 1994 and 1993 include expenditures related to the Company's image enhancement program. As a result of these expenditures, the Company believes it has been able to maintain a chainwide quality of rooms and common areas at its properties unmatched by any other national mid-priced hotel chain.

   In 1994, the Company completed an image enhancement program which gave its properties a new, fresh, crisp appearance while preserving their unique character. It features new signage displaying a new logo as well as exterior and lobby upgrades including brighter colors, additional landscaping, enhanced guest entry and a full lobby renovation with contemporary furnishings and seating area for continental breakfast.

   At December 31, 1994, there were 228 inns located in 29 states and Mexico, with concentrations in Texas, Florida and California. The states and cities in which the inns are located are set forth in the following table:

ALABAMA                 KANSAS            TENNESSEE               WYOMING
Birmingham              Lenexa            Knoxville               Casper
Huntsville (2)          Wichita           Memphis (3)             Cheyenne
Mobile                                    Nashville (3)           Rock Springs
Montgomery              KENTUCKY
Tuscaloosa              Lexington         TEXAS                   LICENSED
                                          Abilene                 LA QUINTA INNS
ARIZONA                 LOUISIANA         Amarillo (2)
Phoenix (3)             Baton Rouge       Arlington               TEXAS
Tucson (2)              Bossier City      Austin (5)              McAllen
                        Kenner            Beaumont
ARKANSAS                Lafayette         Bedford                 MEXICO
Little Rock (5)         Monroe            Brownsville             Saltillo, Coahuila
                        New Orleans (5)   Clute
CALIFORNIA              Slidell           College Station         OTHER
Bakersfield             Sulphur           Corpus Christi (2)      OWNED INNS
Costa Mesa                                Dallas Metro Area (12)  (operated under other
Fresno                  MICHIGAN          Del Rio                 brands)
Irvine                  Kalamazoo         Denton
La Palma                                  Eagle Pass              TEXAS
Redding                 MISSISSIPPI       El Paso (3)             El Paso
Sacramento (2)          Jackson (2)       Fort Stockton           La Marque
San Bernardino                            Fort Worth (2)          San Antonio
San Diego (3)           MISSOURI          Galveston
San Francisco           St. Louis         Georgetown
Stockton                                  Harlingen
Ventura                 NEBRASKA          Houston Metro Area (17)
                        Omaha             Killeen
COLORADO                                  Laredo
Colorado Springs        NEVADA            Longview
Denver (7)              Las Vegas (2)     Lubbock
                        Reno              Lufkin
FLORIDA                                   Midland
Coral Springs           New Mexico        Nacogdoches
Daytona Beach           Albuquerque (3)   Odessa
Deerfield Beach         Farmington        Round Rock
Ft. Myers               Las Cruces        San Angelo
Gainesville             Santa Fe          San Antonio (11)
Jacksonville (3)                          Temple
Miami                   NORTH CAROLINA    Texarkana
Orlando (3)             Charlotte (2)     Tyler
Pensacola                                 Victoria
Tallahassee (2)         OHIO              Waco
Tampa (5)               Columbus          Wichita Falls

GEORGIA                 OKLAHOMA          UTAH
Atlanta (7)             Oklahoma City (2) Layton
Augusta                 Tulsa (3)         Salt Lake City
Columbus
Savannah                PENNSYLVANIA      VIRGINIA
                        Pittsburgh        Hampton
ILLINOIS                                  Richmond
Champaign               SOUTH CAROLINA    Virginia Beach
Chicago Metro Area (5)  Anderson*
Moline                  Charleston        WASHINGTON
                        Columbia          Seattle (2)
INDIANA                 Greenville        Tacoma
Indianapolis (2)
Merrillville                                                      *Under Development

   Typically, food service for La Quinta guests is provided by adjacent, free standing restaurants. At December 31, 1994, the Company had an ownership interest in 126 restaurant buildings adjacent to its inns. The 126 restaurant facilities are owned by the Company or its partnerships and joint ventures, which own the related inn. These restaurants generally are leased pursuant to build-to-suit leases that require the operator to pay, in addition to minimum and percentage rentals, all expenses, including building maintenance, taxes and insurance. At December 31, 1994, the Company's ownership interests in such restaurants were as follows:

                                             Number of Restaurants
                                             ---------------------
              Owned 100%                               105
              Owned 50-67%                               5
              Owned 40%                                 16
                                                       ---
                                                       126
                                                       ---
                                                       ---

   The Company's inns and restaurants were substantially pledged to secure all long-term debt maturing in various years from 1995 to 2015 (See note 2 of Notes to Combined Financial Statements).

ITEM 3.  LEGAL PROCEEDINGS


   In September 1993, a former officer of the Company filed suit against the Company and certain of its directors and their affiliate companies (the
"La Quinta Defendants"). The suit alleges breach of an employment agreement, misrepresentation, wrongful termination, self-dealing, breach of fiduciary duty, usurpation of corporate opportunity and tortious interference with contractual relations. Compensatory damages of $2,500,000 and exemplary damages of $5,000,000 are sought in the action. The Court has pending before it the La Quinta Defendants' motion for summary judgment. The parties subsequently filed a required, joint Pre Trial Order, in which the plaintiff has conceded a number of his claims. Currently, no trial date has been set for this action. The Company is vigorously defending against this suit.

   Actions for negligence or other tort claims occur routinely as an ordinary incident to the Company's business. Several lawsuits are pending against the Company which have arisen in the ordinary course of the business, but none of these proceedings involves a claim for damages (in excess of applicable excess umbrella insurance coverages) involving more than 10% of current assets of the Company. The Company does not anticipate any amounts which it may be required to pay as a result of an adverse determination of such legal proceedings and the matter discussed above, individually or in the aggregate, or any other relief granted by reason thereof, will have a material adverse effect on the Company's financial position or results of operations.

   The Company has established a paid loss program (the "Paid Loss Program") for inns owned and managed by the Company for commercial general liability insurance, automobile liability insurance and workers' compensation and employer's liability insurance. In addition to the Paid Loss Program, the Company has purchased excess umbrella liability policies and extended coverage property insurance and such other insurance as is customarily obtained for similar properties and which may be required by the terms of loan or similar documents with respect to the inns. In connection with the general liability, workers' compensation and automobile coverages, all inns participate in the Paid Loss Program, under which claims and expenses are shared pro rata, with excess umbrella insurance being maintained to cover losses, claims and costs in excess of the deductible limits per matter of $500,000 for general liability, $500,000 for workers' compensation and $250,000 for automobile coverage. All pro rata expenses and premiums under the Paid Loss Program and such other insurance as is customarily obtained with respect to inns owned by persons other than the Company constitute direct operating expenses of said inns under the terms of the respective management agreements. General liability is allocated pro rata based on the number of rooms at each respective inn. Worker's Compensation is allocated based on the amount of payroll and auto liability is allocated based on the number of vehicles at each respective inn.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of the year covered by this Annual Report on Form 10-K, no matter was submitted to a vote of Registrant's security holders through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

   The Company's Common Stock is listed on The New York Stock Exchange. The range of the high and low sale prices, as adjusted for the three-for-two stock splits in October 1994, March 1994, and October 1993, of the Company's Common Stock for each of the quarters during the years ended December 31, 1994 and 1993 is set forth below:

                                     1994                        1993
                          --------------------------    ------------------------
                                           Per Share                   Per Share
                          High       Low    Dividend    High     Low    Dividend
                          ----       ---    --------    ----     ---    --------
First Quarter . . . . .  $20 7/8   $12 7/8   $.025    $ 9 1/8  $ 6       $   -
Second Quarter. . . . .   21 5/8    16 7/8    .025      9 5/8    8           -
Third Quarter . . . . .   24 3/8    17        .025     12 7/8    8 3/8    .025
Fourth Quarter. . . . .   25 3/4    19 1/8    .025     15 7/8   12 3/8    .025

   The Company paid cash dividends in all four quarters of 1994 and in both the third and fourth quarters of 1993 in the amount of $.025 per share under its quarterly dividend policy as authorized by the Board of Directors. For restrictions on the Company's present or future ability to pay cash
dividends, see note 2 of Notes to Combined Financial Statements.   The
declaration and payment of dividends in the future will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.

   As of February 28, 1995, the approximate number of holders of record of the Company's Common stock was 971.

ITEM 6.  SELECTED FINANCIAL DATA

                                            Years Ended December 31
                               -----------------------------------------------
                                 1994      1993      1992     1991      1990
                               --------  --------  -------- --------  --------
                                  (in thousands, except per share amounts,
                                       ratios, and inn statistics)
STATEMENT OF OPERATIONS DATA
  Total revenues . . . . . .   $362,242  $271,850  $254,122 $240,888  $226,830
  Direct and corporate
   operating costs and
   expenses (3). . . . . . .    213,508   168,021   156,529  154,846   147,560
  Depreciation, amortization
   and fixed asset
   retirements . . . . . . .     37,977    24,055    24,793   35,201    34,660
  Performance stock option .          -     4,407         -        -         -
  Non-recurring cash and
   non-cash charges (3). . .          -         -    38,225    7,952       503
  Operating income . . . . .    110,757    75,367    34,575   42,889    44,107
  Net interest expense . . .     37,439    26,219    27,046   30,271    32,304
  Earnings (loss) before
   extraordinary items
   and cumulative effect of
   accounting change . . . .     37,815    19,420    (7,796)   1,398     2,175
  Net earnings (loss). . . .     37,815    20,301    (8,754)     129     2,175
  Earnings (loss) per share
   before extraordinary
   items and cumulative
   effect of accounting
   change (2). . . . . . . .        .78       .41      (.17)     .03       .05
  Net earnings (loss) per
   share (2) . . . . . . . .        .78       .43      (.19)       -       .05
OTHER DATA
  Capital expenditures other
   than acquisitions (4) . .     75,248    32,623    15,529   13,803    17,696
  Purchase and conversion of
   inns. . . . . . . . . . .     34,690    38,858     4,060   15,487    18,574
  Purchase of partners'
   equity interests (5). . .     53,255    78,169         -    3,546         -
  Net cash provided by
   operating activities. . .     94,233    78,043    60,853   54,270    42,306
  Net cash used by investing
   activities. . . . . . . .   (156,492) (145,027)  (15,166) (35,083)  (40,061)
  Net cash provided (used)
   by financing activities .     41,000    77,971   (40,781) (24,642)     (301)
  Cash dividends declared
   per common share. . . . .        .10       .05         -        -         -
  EBITDA (6) . . . . . . . .    148,734   103,829    97,593   86,042    79,270
BALANCE SHEET DATA
  Total assets . . . . . . .    845,781   749,495   539,183  574,687   586,969
  Shareholders' equity . . .    189,231   149,057   124,321  130,175   129,167
  Partners' capital. . . . .     92,099    85,976    62,060   50,471    37,270
  Current installments of
   long-term debt. . . . . .     39,976    22,491    21,711   22,116    24,002
  Long-term debt, excluding
   current installments. . .    448,258   414,004   274,824  316,014   341,902
  Combined effective
   debt-to-equity ratio (1).       1.59      1.76      1.47     1.75      2.05
OPERATING DATA
  Inns owned . . . . . . . .        225       211       169      168       164
  Under development. . . . .          1         -         -        -         -
  Inns managed . . . . . . .          -         9        40       40        40
  Inns licensed. . . . . . .          2         1         3        4         6
                                -------   -------   -------  -------   -------
  Number of inns . . . . . .        228       221       212      212       210
  Occupancy percentage . . .       70.1%     65.1%     65.6%    64.8%     66.0%
  Average daily room rate. .    $ 47.65   $ 46.36   $ 44.33  $ 43.11   $ 40.93

- ----------
(1) Ratio of long-term debt, excluding current installments, to partners' capital plus shareholders' equity at year end.

(2) Earnings (loss) per share are computed on the basis of the weighted average number of common and common equivalent shares outstanding in each year after giving effect to the three-for-two stock splits.

(3) Non-recurring cash and non-cash charges include charges related to the write-down of certain joint venture interests carried on the equity method, land and computer equipment, severance and other employee-related costs and charges associated with a series of studies to improve operating results.
    For the year ended December 31, 1992, these charges also include a $2,696,000 increase in the allowance for certain notes receivable related to inns sold by the Company, prior to 1985, and $210,000 related to other corporate expense items.

(4) The December 31, 1994 and 1993 capital expenditures include costs related to the Company's image enhancement program.

(5) Purchase of partners' equity interests in 1994 and 1993 includes approximately $9,672,000 and $42,091,000, respectively, related to the acquisition of LQP.

(6) EBITDA, as defined by the covenants to the Company's public debt securities of $120,000,000, 9 1/4% Senior Subordinated notes due 2003, is earnings before net interest expense, income taxes, depreciation, amortization and fixed asset retirements, extraordinary items, partners' equity in earnings and losses, gain or loss on property and investment transactions and other non-recurring cash and non-cash charges. This definition differs from the traditional EBITDA definition which does not include adjustments for extraordinary items, partners' equity in earnings and losses, gain or loss on property transactions and other non-recurring cash and non-cash charges as follows:

                                       1994      1993    1992      1991    1990
                                       ----      ----    ----      ----    ----
    Extraordinary items . . . . . .  $     -   $   619  $   958  $ 1,269  $    -
    Partners' equity in earnings
     and losses . . . . . . . . . .   11,406    12,965   15,081    9,421   8,408
    (Gain) loss on property
     transactions . . . . . . . . .      (79)    4,347     (282)   1,012      (3)
    Non-recurring cash and non-cash
     charges and performance stock
     option . . . . . . . . . . . .        -     4,407   38,225    7,952     503

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company's financial statements include the accounts of the Company's wholly-owned subsidiaries, wholly-owned partnerships and joint ventures and unincorporated partnerships and joint ventures in which the Company has at least a 40% interest and over which it exercises substantial legal, financial and operational control.

   On January 24, 1994, the Company concluded the acquisition of LQP which owned 31 inns in 15 states managed by the Company. The operations of LQP were accounted for under the equity method until December 1, 1993, and were included in the Combined Financial Statements of the Company thereafter.

   During the second quarter of 1994, the Company purchased the limited partners' interest in one of the Company's combined unincorporated joint ventures which owned one inn. Additionally, in July 1994, the Company purchased nine inns previously held by CIGNA.

   In 1994, the Company completed the acquisition of six inns and began renovating and converting them to the La Quinta brand. All of these inns were purchased through the Development Partnership. Although most of these inns remained open for business during conversion construction, hotel operations are disrupted during the typical three-to-four month construction period. Conversion of these inns will be completed during the first half of 1995.

   References to "Company Inns" are to inns owned by the Company or by unincorporated partnerships and joint ventures in which the Company owns at least a 40% interest. References to "Managed Inns" are to those inns in which the Company owns less than a 40% interest and which are managed by the Company under long-term management contracts. "Managed Inns" include nine inns held by CIGNA through July 1994 accounted for using the cost method and the 31 inns of the LQP through November 30, 1993 accounted for using the equity method.

   The following chart shows certain historical operating statistics and revenue data. References to the percentages of occupancy and the average daily rate refer to Company Inns. Managed Inns and the La Quinta licensed inns are excluded from occupancy and average daily rate statistics for all periods for purposes of comparability. All financial data is related to Company Inns unless otherwise specified.

                          Comparative Operating Statistics and Revenue Data
                          -------------------------------------------------
                                         Years Ended December 31
                                         -----------------------
                                 1994           1993           1992
                                 ----           ----           ----
                             (in thousands, except rates and percentages)
   Room revenue                $340,230        $248,459       $230,072
   Other inn revenue             13,118          10,070          9,754
                                -------         -------        -------
   Total inn revenue           $353,348        $258,529       $239,826
                                =======         =======        =======
   Percentage of occupancy         70.1%           65.1%          65.6%
   Average room rate           $  47.65        $  46.36       $  44.33
   Available rooms (1)           10,188           8,226          7,916

(1) Available rooms represent the number of rooms available for sale multiplied by the number of days in the period reported.

YEAR ENDED DECEMBER 31, 1994
COMPARED TO YEAR ENDED DECEMBER 31, 1993

   TOTAL REVENUES increased to $362,242,000 in 1994 from $271,850,000 in 1993, an increase of $90,392,000, or 33.3%. Of the total revenues reported in 1994, 97.6% were revenues from inns, 2.1% were revenues from restaurant rentals and other revenue and 0.3% were revenues from management services.

   INN REVENUES are derived from room rentals and other sources such as charges to guests for long-distance telephone calls, fax machine use and laundry services. Inn revenues increased to $353,348,000 in 1994 from $258,529,000 in 1993, an increase of $94,819,000, or 36.7%. The increase in inn revenues was due primarily to the acquisitions of LQP and CIGNA, an increase in average room rate and occupancy and an increase in the number of available rooms. The average room rate increased to $47.65 in 1994 from $46.36 in 1993, an increase of $1.29 or 2.8%, while occupancy increased 5 percentage points. The completion of the Company's image enhancement program contributed to the increases in average room rate and occupancy. Available rooms for 1994 were 10,188,000 as compared to 8,226,000 for 1993, an increase of 1,962,000 available rooms, or 23.9%. The increase in the number of available rooms was due to the acquisitions of five operating inns and CIGNA during 1994 and LQP in December of 1993.

   RESTAURANT RENTAL AND OTHER REVENUES includes rental payments from restaurants owned by the Company and leased to and operated by third parties. Restaurant rental and other revenues also include the Company's interest in the earnings (accounted for using the equity method) of LQP through December 1, 1993, and miscellaneous other revenues, such as third party rental revenue from an office building which also housed the Company's corporate offices through May 1993. Restaurant rental and other increased to $7,675,000 in 1994 from $6,464,000 in 1993, an increase of $1,211,000, or 18.7%. This increase is primarily the result of an increase in the number of wholly-owned restaurants leased to and operated by third parties due to the acquisition of LQP.

   MANAGEMENT SERVICES revenue is primarily related to fees earned by the Company for services rendered in conjunction with Managed Inns. Management service revenue decreased to $1,219,000 in 1994 from $6,857,000 in 1993. Management fees decreased due to the consolidation of LQP in December 1993 and the acquisition of the CIGNA in July 1994 eliminating the related management fees earned by the Company.


   DIRECT EXPENSES include costs directly associated with the operation of Company Inns. In 1994, approximately 41.9% of direct expenses were represented by salaries, wages, and related costs. Other major categories of direct expenses include utilities, property taxes, repairs and maintenance and room supplies.

   Direct expenses increased to $194,894,000 ($27.30 per occupied room) in 1994 compared to $148,571,000 ($27.72 per occupied room) in 1993, an increase of $46,323,000, or 31.2%. Direct expenses decreased to 53.8% in 1994 from 54.7% in 1993 as a percentage of total revenue primarily from a decrease in salaries and related benefit costs and property taxes. The acquisitions of LQP and CIGNA caused the increase of direct expense in total year over year .

   CORPORATE EXPENSES include the costs of general management, office rent, training and field supervision of inn managers and other marketing and administrative expenses. The major components of corporate expenses are salaries, wages and related expenses and information systems. Corporate expenses decreased to $18,614,000 ($1.79 per available room, including Managed Inns) in 1994 from $19,450,000 ($1.96 per available room, including Managed Inns) in 1993, a decrease of $836,000, or 4.3%. As a percent of total revenues, corporate expenses decreased to 5.1% in 1994 from 7.2% in 1993.

   PERFORMANCE STOCK OPTION relates to the costs of stock options which became exercisable when the average price of the Company's stock reached $30 per share (pre-split) for twenty consecutive days. In 1993, performance stock option expense and certain other options were accelerated as a result of this condition being met (See note 5 of Notes to the Combined Financial Statements). Currently, the Company has no options outstanding that require recognition of additional compensation expense.

   DEPRECIATION, AMORTIZATION AND FIXED ASSET RETIREMENTS increased to $37,977,000 in 1994 from $24,055,000 in 1993 an increase of $13,992,000, or
57.9%. The increase in depreciation, amortization and fixed asset retirements is primarily due to the increase in depreciable assets resulting from the acquisitions of LQP, CIGNA, five existing inns in 1994 and 11 existing inns in the latter part of 1993 and the Company's image enhancement program. Depreciation, amortization and fixed asset retirements also includes asset retirements associated with the Company's refurbishment program and other capital improvements.

   OPERATING INCOME increased to $110,757,000 in 1994 from $75,367,000 in 1993, an increase of $35,390,000, or 47.0%.

   INTEREST INCOME primarily represents earnings on notes receivable and on the short-term investment of Company funds in money market instruments prior to their use in operations or acquiring inns. Interest income decreased to $1,421,000 in 1994 from $5,147,000 in 1993, a decrease of $3,726,000, or
72.4%. The decrease in interest income is primarily attributable to a decrease in interest earned on a note receivable from AEW Partners (the"AEW Note") due to the collection of the entire principal balance in December
1993.

   INTEREST ON LONG-TERM DEBT increased to $38,860,000 in 1994 from $31,366,000 in 1993, an increase of $7,494,000, or 23.9%. The increase in interest expense is attributable to the debt incurred to acquire the LQP, CIGNA and certain of the limited partners' interests and debt assumed with the acquisition of LQP.

   PARTNERS' EQUITY IN EARNINGS AND LOSSES reflects the interests of partners in the earnings and losses of the combined joint ventures and partnerships which are owned at least 40% and controlled by the Company. Partners' equity in earnings and losses decreased to $11,406,000 in 1994 from $12,965,000 in 1993, a decrease of $1,559,000, or 12.0%. The decrease in partners' equity in earnings and losses is attributable to the acquisition of various limited partners' interests in unincorporated partnerships and joint ventures partially offset by increases in the earnings of the Development Partnership.
 As of December 31, 1994, the Development Partnership operated 42 inns compared to 37 inns as of December 31, 1993.

   NET (GAIN) LOSS ON PROPERTY TRANSACTIONS increased to a gain of ($79,000) in 1994 from a loss of $4,347,000 in 1993. The loss in 1993 includes a $4,900,000 loss related to the Company's conveyance to the mortgagee of the title on the property in which the Company's headquarters were located.

   INCOME TAXES for 1994 were calculated using an estimated effective tax rate of 39%.

   For the reasons discussed above, the Company reported EARNINGS BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE of $37,815,000 in 1994 compared with $19,420,000 in 1993, an increase of $18,395,000, or
94.7%.

   The Company reported EXTRAORDINARY ITEMS, NET OF INCOME TAXES of ($619,000) in 1993. The 1993 extraordinary loss consisted of ($6,007,000), ($3,664,000)
net of income taxes, related to the early extinguishment and refinancing of certain debt partially offset by an extraordinary gain of $4,991,000, $3,045,000 net of income taxes, resulting from the Company's transfer of ownership to the mortgagee of property in which the Company's headquarters were located.

   The CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR INCOME TAXES of $1,500,000, or $.03 per share in 1993 was the result of the implementation of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

   For the reasons discussed above, the Company reported NET EARNINGS of $37,815,000 in 1994 compared with $20,301,000 in 1993, an increase of
$17,514,000, or 86.3%.

YEAR ENDED DECEMBER 31, 1993
COMPARED TO YEAR ENDED DECEMBER 31, 1992

   TOTAL REVENUES increased to $271,850,000 in 1993 from $254,122,000 in 1992, an increase of $17,728,000, or 7.0%. Of the total revenues reported in 1993, 95.1% were revenues from inns, 2.4% were revenues from restaurant rentals and other revenue and 2.5% were revenues from management services.

   INN REVENUES increased to $258,529,000 in 1993 from $239,826,000 in 1992, an increase of $18,703,000, or 7.8%. The increase in inn revenues was due primarily to an increase in average room rate, an increase in the number of available rooms and the acquisition of LQP. The average room rate increased to $46.36 in 1993 from $44.33 in 1992, an increase of $2.03, or 4.6%, while occupancy declined .5 percentage points. As anticipated, the Company's image enhancement program caused temporary construction related disruption in normal business operations and occupancies at properties which underwent the process. Also, management's decision to discontinue a coupon promotion used in 1992 had a positive impact on room rate and had the effect of reducing occupancy in 1993. Available rooms for 1993 were 8,226,000 as compared to
7,916,000 for 1992, an increase of 310,000 available rooms, or 3.9%.   The
increase in the number of available rooms was due to the acquisition of 11 inns during the year ended December 31, 1993 and the acquisition of LQP in December of 1993.

   RESTAURANT RENTAL AND OTHER REVENUES decreased to $6,464,000 in 1993 from $7,208,000 in 1992, a decrease of $744,000, or 10.3%, primarily due to a reduction in earnings related to investments accounted for on the equity method.

   MANAGEMENT SERVICES revenue decreased to $6,857,000 in 1993 from $7,088,000 in 1992, a decrease of $231,000, or 3.2%. Management fees decreased due to there being two less licensees and the consolidation of LQP in December 1993 eliminating the related management fees charged by the Company to LQP for that month.

   DIRECT EXPENSES in 1993 primarily consisted of salaries, wages, and related costs. These costs accounted for approximately 42.4% of direct expenses. Other major categories of direct expenses include utilities, repairs and maintenance, property taxes, advertising and room supplies.

   Direct expenses increased to $148,571,000 ($27.72 per occupied room) in 1993 compared to $135,474,000 ($26.11 per occupied room) in 1992, an increase of $13,097,000, or 9.7%. As a percentage of total revenues, direct expenses increased to 54.7% in 1993 from 53.3% in 1992. The increase in direct expense resulted primarily from the Company's implementation of a complimentary continental breakfast at all La Quinta inns during the first quarter of 1993, (which amounted to $1.08 per occupied room). The Company acquired 11 inns during 1993 and did not acquire or convert any inns during 1992.

   CORPORATE EXPENSES decreased to $19,450,000 ($1.96 per available room, including Managed Inns) in 1993 from $23,961,000 ($2.46 per available room, including Managed Inns) in 1992 a decrease of $4,511,000, or 18.8%. As a percent of total revenues, corporate expenses decreased to 7.2% in 1993 from 9.4% in 1992. The 1992 corporate expenses included non-recurring charges to increase the allowance for certain notes receivable of $2,696,000 based upon estimates of the value of the real estate held as collateral for such notes and evaluations of the financial condition of certain borrowers and $210,000 related to other corporate expense items. The 1992 corporate expenses also include a provision related to the settlement of certain litigation of $775,000. The 1992

Corporate expenses, before non-recurring charges were $21,055,000 ($2.16 per available room, including Managed Inns). As a percent of total revenues, corporate expenses in 1992, before non-recurring charges, was 8.3%.

   The PROVISION FOR WRITE-DOWN OF PARTNERSHIP INVESTMENTS, LAND AND OTHER in 1992 includes charges related to the write-down of certain joint venture interests, land previously held for future development, computer equipment and other assets (See note 8 of Notes to Combined Financial Statements).

   SEVERANCE AND OTHER EMPLOYEE RELATED COSTS in 1992 consisted of costs related to the severance of certain executive officers and other employees, executive search fees and relocation costs for new officers.

   PERFORMANCE STOCK OPTION relates to the costs of stock options which became exercisable when the average price of the Company's stock reached $30 per share (pre-split) for twenty consecutive days. Performance stock option expense and certain other options were accelerated as a result of this condition being met (See note 5 of Notes to Combined Financial Statements).

   DEPRECIATION, AMORTIZATION AND FIXED ASSET RETIREMENTS decreased to $24,055,000 in 1993 from $24,793,000 in 1992, a decrease of $738,000 or 3.0%.
  The decrease in depreciation, amortization and fixed asset retirements was due to assets which became fully depreciated during 1993 and the write-off of computer equipment and signage in the prior year. Replacement and installation of new computer equipment and signs was substantially completed in the latter part of 1993.

   OPERATING INCOME increased to $75,367,000 in 1993 from $34,575,000 in 1992, an increase of $40,792,000. Operating income before a non-recurring, non-cash charge of approximately $4,407,000 to recognize compensation expense related to the vesting of performance stock options, increased to $79,774,000 in 1993 from $73,112,000 in 1992 before write-downs, severance and employee related costs and other non-recurring charges, an increase of $6,662,000, or 9.1%.

   INTEREST INCOME decreased to $5,147,000 in 1993 from $6,041,000 in 1992, a decrease of $894,000, or 14.8%. The decrease in interest income is primarily attributable to principal reductions on the AEW Note of $16,700,000 and $19,300,000 in September and December 1993 respectively, and the corresponding reduction in interest earned thereon. As of December 31, 1993, the AEW Note had been fully collected.

   INTEREST ON LONG-TERM DEBT decreased to $31,366,000 in 1993 from $33,087,000
in 1992, a decrease of $1,721,000, or 5.2%.   The decrease in interest
expense is attributable to the early extinguishment of approximately $117,000,000 of certain high interest rate debt with proceeds from the 9 1/4% Senior Subordinated Notes due 2003 and bank financing which more than offset interest on borrowings to purchase limited partners' interests. In addition, certain Industrial Revenue Bond issues were refinanced to obtain more favorable interest rates.


   PARTNERS' EQUITY IN EARNINGS AND LOSSES decreased to $12,965,000 in 1993 from $15,081,000 in 1992, a decrease of $2,116,000, or 14.0%. The decrease in partners' equity in earnings and losses is attributable to the acquisition of limited partners' interests in 14 combined unincorporated partnerships and joint ventures partially offset by increases in the earnings of the Development Partnership. As of December 31, 1993, the Development
Partnership operated 37 inns compared to 28 inns as of December 31, 1992.

   NET (GAIN) LOSS ON PROPERTY TRANSACTIONS decreased to a loss of $4,347,000 in
1993 from a gain of ($282,000) in 1992.   The loss in 1993 includes a
$4,900,000 loss related to the Company's conveyance to the mortgagee of the title on the property in which the Company's headquarters were located.

   INCOME TAXES for 1993 were calculated using an estimated effective tax rate of 39%.

   For the reasons discussed above, the Company reported EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE of $19,420,000 in 1993 compared with ($7,796,000) in 1992, an increase of $27,216,000.

   The Company reported EXTRAORDINARY ITEMS, NET OF INCOME TAXES of ($619,000) in 1993 compared with ($958,000) in 1992. The 1993 extraordinary loss consisted of ($6,007,000), ($3,664,0000) net of income taxes, related to the early extinguishment and refinancing of certain debt partially offset by an extraordinary gain of

$4,991,000, $3,045,000 net of income taxes, resulting from the Company's transfer of ownership to the mortgagee of property in which the Company's headquarters were located. The 1992 extraordinary loss was primarily a result of the refinancing of three industrial revenue bond issues totaling $12,910,000 in principal. In addition, the Company retired its 10% Convertible Subordinated Debentures due in 2002.

   The CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR INCOME TAXES of $1,500,000, or $.03 per share in 1993 was the result of the implementation of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

   For the reasons discussed above, the Company reported NET EARNINGS of $20,301,000 in 1993 compared with a net loss of ($8,754,000) in 1992, an increase of $29,055,000.

CAPITAL RESOURCES AND LIQUIDITY

   The Company has historically financed its development program through partnerships with financial institutions, a public debt offering and borrowings under the Company's Credit Facilities. During the years ended December 31, 1994 and 1993, the Company funded a majority of its development program through the Development Partnership. The Company's inns and adjacent restaurant land and buildings are substantially pledged to secure long-term debt of the Company. Distributions of cash, if any, from the Company's joint ventures and partnerships are made from cash available after payment of operating expenses, debt service, capital expenditures and acquisition and development of new inns.

   At December 31, 1994, the Company had $2,589,000 of cash and cash equivalents, a decrease of $21,259,000 from December 31, 1993. The decrease primarily was due to capital expenditures for the image enhancement program, purchase and conversion of inns, the acquisition of the remaining Units of LQP during January of 1994 and the acquisition of CIGNA.

   At December 31, 1994, the Company had a $45,000,000 Secured Line of Credit and a $171,500,000 Secured Term Credit Facility with participating banks. At December 31, 1994, the Company had $21,300,000 available on its Secured Line of Credit, net of $6,350,000 of letters of credit collateralizing the Company's insurance programs, and was fully drawn on the Secured Term Credit Facility. Borrowings under the $45,000,000 Secured Line of Credit, which will expire May 30, 1997, bear interest at LIBOR, the prime rate, or certificate of deposit rate plus an Applicable Margin, as defined in the related credit agree-ment. At December 31, 1994, borrowings under the Secured Line of Credit bear interest at LIBOR plus 1 1/2%, the prime rate or the certificate of deposit rate plus 1 5/8%. Borrowings under the $171,500,000 Secured Term Credit Facility, which matures May 31, 2000 and bear interest at LIBOR, the prime rate, or certificate of deposit rate plus an Applicable Margin, as defined in the related credit agreement. At December 31, 1994, borrowings under the Secured Term Credit Facility bear interest at LIBOR plus 1 3/4%, the prime rate or certificate of deposit rate plus 1 7/8%. The Applicable Margin is determined quarterly based upon predetermined levels of indebtedness to cash flows, as defined in the related credit agreements. Amounts borrowed under the Secured Term Credit Facility require semi-annual principal payments through May 31, 2000.

   On June 1, 1994, the Development Partnership entered a $35,000,000 Bank Unsecured Line of Credit of which $21,850,000 was available at December 31, 1994. Borrowings under the Bank Unsecured Line of Credit, which matures January 31, 1997, may be made at varying interest rates of the prime rate, LIBOR, or certificate of deposit rate plus the Development Partnership's Applicable Margin, as defined in the related credit agreement. At December 31, 1994, borrowings under the Bank Unsecured Line of Credit bear interest at the prime rate, LIBOR plus 1% or certificate of deposit rate plus 1 1/8%. The Development Partnership's Applicable Margin is determined quarterly based upon predetermined levels of the Partnership's indebtedness to cash flows, as defined in the related credit agreement.

   On January 23, 1992 with the approval of the Company's Board of Directors, the Company entered two interest rate swap agreements (the "Agreements") which exchanged the Company's variable rate interest payments for the fixed rate interest payments of a major financial institution (the
"Counterparty"). The debt ("Notional Amount") underlying the Agreements is $16,890,000 and $44,420,000. Under the Agreements, the Company effectively pays a fixed rate of interest at 6.50% and 5.26% and the Counterparty pays a percentage of prime interest rate and the variable rate demand note interest rate ("VRDN"). In the event the VRDN rate exceeds the fixed interest rate of 5.26% or the percentage of prime interest rate exceeds 6.5%, the Counterparty pays to the Company that difference times the Notional Amount, on a monthly basis. Should the fixed interest rate of 5.26% exceed the VRDN interest rate or the fixed interest rate of 6.5% exceeds the percentage of prime interest rate, the Company pays the difference times the Notional Amount to the Counterparty, on a monthly basis. These Agreements resulted in net payments to the Counterparty of $1,040,000, $1,427,000 and $1,184,000 in the years ended December 31, 1994, 1993 and 1992, respectively. The Agreements expire on February 1, 1997, and the Notional Amounts are reduced over the life of the Agreements by scheduled amortization payments. At December

31, 1994, the Notional Amounts of debt remaining under the Agreements are $11,107,000 and $36,150,000 which bear interest at a weighted average variable interest rate of 6.46% and 4.48%, respectively.

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

   As a result of the VRDN rate increasing from 2.55% at December 31, 1993 to 4.32% at December 31, 1994 and the increase in the prime rate during the year, the estimated fair value of the interest rate swap agreements changed from a net payable position of $2,276,000 at December 31, 1993, to a net receivable position of $494,000 at December 31, 1994.

   Net cash provided by operating activities increased to $94,233,000 in 1994 from $78,043,000 in 1993, an increase of $16,190,000, or 20.7%. The increase was primarily due to increased inn revenues and an increase in accrued expenses due to the timing of payment. Net cash provided by operating activities increased to $78,043,000 in 1993 from $60,853,000 in 1992, an increase of $17,190,000, or 28.2%. The majority of the increase was due to an increase in inn revenues as a result of increased occupancy and average room rates.

   Net cash used by investing activities increased to $156,492,000 in 1994 from $145,027,000 in 1993, an increase of $11,465,000. The increase was related to capital expenditures related to the image enhancement, purchase and conversion of inns, the purchase of the remaining units of LQP and the acquisition of CIGNA. Net cash used by investing activities increased to $145,027,000 in 1993 from $15,166,000 in 1992, an increase of $129,861,000.
The increase was related to the acquisition of 82% of LQP, the acquisition of the partners' interest in 14 unincorporated joint ventures and partnerships, the acquisition of 11 inns and capital expenditures related to the Company's image enhancement program.

   Net cash provided by financing activities was $41,000,000 in 1994 compared to $77,971,000 in 1993. The decrease in cash provided by financing activities was the result of the payments on the secured line of credit and long-term borrowings, dividends to shareholders and purchase of treasury stock. Net cash provided by financing activities in 1993 was $77,971,000 in 1993 compared to net cash used by financing activities of ($40,781,000) in 1992. The increase was a result of the issuance of the 9 1/4% Senior Subordinated Notes due 2003, the collection of the AEW Note and the decrease in distributions to partners partially offset by payments on long-term debt.

   During 1994, the Company repurchased a total of 373,000 shares (post-split) of its common stock for approximately $7,115,000 under a plan approved by the Board of Directors to repurchase up to $10,000,000 of its common stock. Additional purchases will be made from time to time in the open market as deemed appropriate by the Company.

COMMITMENTS

   In accordance with the unincorporated partnership or joint venture agreements executed by the Company, La Quinta is committed to advance funds necessary to cover operating expenses of joint ventures. Three unincorporated partnerships and joint ventures executed promissory notes in which the Company guaranteed to fund amounts not to exceed $740,000 in the aggregate.

   The estimated additional cost to complete the conversion and renovation of inns for which commitments have been made is $4,000,000 at December 31, 1994. Funds on hand, committed and anticipated from cash flow are sufficient to complete these projects.

   Under the terms of a Partnership agreement between the Company and AEW Partners, the Company maintains a reserve for renovating, remodeling and conversion of the inns in the Development Partnership based on 5% of gross room revenue of the Partnership which includes certain amounts required by loan agreements. At December 31, 1994 and 1993 the Company had $900,000 and $3,833,000, respectively, of restricted cash which is classified as investments.

   In accordance with the requirements of an escrow agreement related to a pool of mortgage notes executed by the Company and a third party lender, the Company is required to make annual deposits into an escrow account for the purpose of establishing a reserve for the replacement of furnishings, fixtures and equipment used on or incorporated into the mortgaged properties. The Company shall be relieved of its obligation to make such annual deposits for any year in which the escrow account has an aggregate balance of $2,431,000. At December 31, 1994 and 1993, the Company had reserved the full amount.

   In 1993, the Company entered into a ten year operating lease for its corporate headquarters in San Antonio. In addition, the Company entered into a ten year lease in December 1993 to house the Company's reservation facilities.

   Funds on hand, anticipated from future cash flows and available on the Company's Credit Facilities are sufficient to fund operating expenses, debt service and other capital requirements through at least the end of 1995. The Company will evaluate from time to time the necessity of other financing alternatives.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             LA QUINTA INNS, INC.

                           COMBINED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        DECEMBER 31
                                                     ------------------
                                                     1994          1993
                                                     ----          ----
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . .    $    2,589     $ 23,848
   Receivables (net of allowance of $441
    and $421):
    Trade . . . . . . . . . . . . . . . . . .         10,185        6,744
    Other . . . . . . . . . . . . . . . . . .          2,363        3,191
   Supplies. . . . . . . . . . . . . . . . . .         7,474        5,921
   Prepaid expenses. . . . . . . . . . . . . .         1,202          581
   Deferred income taxes (note 4). . . . . . .         7,223        5,254
                                                  ----------     --------
     Total current assets. . . . . . . . . . .        31,036       45,539
                                                  ----------     --------
Notes receivable, excluding current
 installments (net of allowance of
 $3,351 and $3,167). . . . . . . . . . . . . .         7,320        7,683
                                                  ----------     --------
Investments (notes 6, 9, 12 and 14). . . . . .         2,647        6,583
                                                  ----------     --------
Properties held for sale, at estimated net
 realizable value. . . . . . . . . . . . . . .         2,664        3,401
                                                  ----------     --------
Land held for future development, at cost. . .         1,324        1,452
                                                  ----------     --------
Property and equipment, at cost,
 substantially all pledged (notes 2, 7 and
 14):
   Buildings . . . . . . . . . . . . . . . . .       767,665      660,278
   Furniture, fixtures and equipment . . . . .       124,336      114,113
   Land and leasehold improvements . . . . . .       150,311      129,862
                                                  ----------     --------
     Total property and equipment. . . . . . .     1,042,312      904,253
   Less accumulated depreciation and
    amortization . . . . . . . . . . . . . . .       252,372      230,917
                                                  ----------     --------
     Net property and equipment. . . . . . . .       789,940      673,336
                                                  ----------     --------
Deferred charges and other assets, at cost
 less applicable amortization. . . . . . . . .        10,850       11,501
                                                  ----------     --------
     Total assets. . . . . . . . . . . . . . .    $  845,781     $749,495
                                                  ----------     --------
                                                  ----------     --------

           See accompanying notes to combined financial statements.

                             LA QUINTA INNS, INC.

                           COMBINED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       DECEMBER 31
                                                     ------------------
                                                     1994          1993
                                                     ----          ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt
    (notes 2 and 14). . . . . . . . . . . . .     $ 39,976       $ 22,491
   Accounts payable:
     Trade. . . . . . . . . . . . . . . . . .       10,292         14,282
     Other. . . . . . . . . . . . . . . . . .        6,386          9,584
     Income taxes . . . . . . . . . . . . . .        3,641          1,830
   Accrued expenses:
     Payroll and employee benefits. . . . . .       21,238         17,620
     Interest . . . . . . . . . . . . . . . .        3,023          3,379
     Property taxes . . . . . . . . . . . . .        8,387          7,994
     Other. . . . . . . . . . . . . . . . . .        1,125          1,870
                                                  --------       --------
       Total current liabilities. . . . . . .       94,068         79,050
                                                  --------       --------
Long term debt, excluding current
 installments (notes 2 and 14). . . . . . . .      448,258        414,004
                                                  --------       --------
Deferred income taxes, pension and
 other (notes 4 and 6). . . . . . . . . . . .       22,125         21,408
                                                  --------       --------
Partners' capital (notes 3 and 14). . . . . .       92,099         85,976
                                                  --------       --------
Shareholders' equity (notes 2, 5 and 6):
   Common stock ($.10 par value; 100,000,000
    and 40,000,000 shares authorized;
    48,758,528 and 32,111,364 shares issued).        4,876          3,211
   Additional paid-in capital . . . . . . . .       68,759         60,573
   Retained earnings. . . . . . . . . . . . .      134,409        100,059
   Minimum pension liability. . . . . . . . .       (1,474)        (1,458)
                                                  --------       --------
                                                   206,570        162,385
   Less treasury stock, at cost (2,361,366
    and 1,732,867 shares) . . . . . . . . . .       17,339         13,328
                                                  --------       --------
       Total shareholders' equity . . . . . .      189,231        149,057
                                                  --------       --------
Commitments and contingencies (notes 7, 9
 and 10)
       Total liabilities and shareholders'
        equity. . . . . . . . . . . . . . . .     $845,781       $749,495
                                                  --------       --------
                                                  --------       --------

          See accompanying notes to combined financial statements.

                             LA QUINTA INNS, INC.

                      COMBINED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   YEARS ENDED DECEMBER 31
                                                   --------------------------
                                                    1994      1993      1992
                                                   ------    ------    ------
Revenues:
   Inn . . . . . . . . . . . . . . . . . . . . .  $353,348  $258,529  $239,826
   Restaurant rental and other . . . . . . . . .     7,675     6,464     7,208
   Management services (notes 12 and 14) . . . .     1,219     6,857     7,088
                                                  --------  --------  --------
       Total revenues. . . . . . . . . . . . . .   362,242   271,850   254,122
                                                  --------  --------  --------
Operating costs and expenses:
   Direct. . . . . . . . . . . . . . . . . . . .   194,894   148,571   135,474
   Corporate . . . . . . . . . . . . . . . . . .    18,614    19,450    23,961
   Provision for write-down of partnership
    investments, land and other (note 8) . . . .         -         -    28,383
   Severance and other employee related
    costs (note 8) . . . . . . . . . . . . . . .         -         -     6,936
   Performance stock option (note 5) . . . . . .         -     4,407         -
   Depreciation, amortization and fixed asset
    retirements (note 1) . . . . . . . . . . . .    37,977    24,055    24,793
                                                  --------  --------  --------
       Total operating costs and expenses. . . .   251,485   196,483   219,547
                                                  --------  --------  --------
       Operating income. . . . . . . . . . . . .   110,757    75,367    34,575
                                                  --------  --------  --------
Other (income) expense:
   Interest income . . . . . . . . . . . . . . .    (1,421)   (5,147)   (6,041)
   Interest on long-term debt. . . . . . . . . .    38,860    31,366    33,087
   Partners' equity in earnings and losses
    (note 3) . . . . . . . . . . . . . . . . . .    11,406    12,965    15,081
   Net (gain) loss on property transactions
    (note 2) . . . . . . . . . . . . . . . . . .       (79)    4,347      (282)
                                                  --------  --------  --------
       Earnings (loss) before income taxes,
        extraordinary items and cumulative
        effect of accounting change  . . . . . .    61,991    31,836    (7,270)
Income taxes (note 4). . . . . . . . . . . . . .    24,176    12,416       526
                                                  --------  --------  --------
       Earnings (loss) before extraordinary
        items and cumulative effect of
        accounting change. . . . . . . . . . . .    37,815    19,420    (7,796)
Extraordinary items, net of income taxes
 (note 2). . . . . . . . . . . . . . . . . . . .         -      (619)     (958)
                                                  --------  --------  --------
       Earnings (loss) before cumulative
        effect of accounting change. . . . . . .    37,815    18,801    (8,754)
Cumulative effect of accounting change
 (note 4). . . . . . . . . . . . . . . . . . . .         -     1,500         -
                                                  --------  --------  --------
       Net earnings (loss) . . . . . . . . . . .  $ 37,815  $ 20,301  $ (8,754)
                                                  --------  --------  --------
                                                  --------  --------  --------
Earnings (loss) per common and common
 equivalent share:
       Earnings (loss) before extraordinary
        items and cumulative effect of
        accounting change. . . . . . . . . . . .  $    .78  $    .41  $   (.17)
       Extraordinary items, net of income taxes.         -      (.01)     (.02)
       Cumulative effect of accounting change. .         -       .03         -
                                                  --------  --------  --------
       Net earnings (loss) . . . . . . . . . . .  $    .78  $    .43  $   (.19)
                                                  --------  --------  --------
                                                  --------  --------  --------
Weighted average number of common and
 common equivalent shares outstanding, as
 restated (note 5) . . . . . . . . . . . . . . .    48,624    47,306    45,302
                                                  --------  --------  --------
                                                  --------  --------  --------

            See accompanying notes to combined financial statements.

                            LA QUINTA INNS, INC.

                COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                              (IN THOUSANDS)

                                     COMMON STOCK    TREASURY STOCK    ADDITIONAL            MINIMUM
                                   ---------------  ----------------    PAID-IN   RETAINED   PENSION
                                   SHARES   AMOUNT  SHARES    AMOUNT    CAPITAL   EARNINGS  LIABILITY   TOTAL
                                   ------   ------  ------    ------    -------   --------   ---------  -----
Balances at December 31, 1991 . .  14,668   $1,467  (1,458)  $(16,773)  $55,954   $ 89,527   $     -    $130,175
  Stock options . . . . . . . . .       -        -     206      2,439       795          -         -       3,234
  Purchase of treasury stock. . .       -        -     (21)      (334)        -          -         -        (334)
  Net loss  . . . . . . . . . . .       -        -       -          -         -     (8,754)        -      (8,754)
                                   ------   ------  ------   --------   -------   --------   -------    --------
Balances at December 31, 1992 . .  14,668    1,467  (1,273)   (14,668)   56,749     80,773         -     124,321
  Effect of stock split at
   October 1, 1993. . . . . . . .   6,740      674       -          -      (674)         -         -           -
  Effect of stock split at
   March 15, 1994 . . . . . . . .  10,703    1,070    (578)         -    (1,070)         -         -           -
  Stock options . . . . . . . . .       -        -     118      1,340     5,568          -         -       6,908
  Dividends paid ($.05 per
   share) . . . . . . . . . . . .       -        -       -          -         -     (1,015)        -      (1,015)
  Net earnings. . . . . . . . . .       -        -       -          -         -     20,301         -      20,301
  Minimum pension liability . . .       -        -       -          -         -          -    (1,458)     (1,458)
                                   ------   ------  ------   --------   -------   --------   -------    --------
Balances at December 31, 1993 . .  32,111    3,211  (1,733)   (13,328)   60,573    100,059    (1,458)    149,057
  Effect of stock split at
   October 25, 1994 . . . . . . .  16,163    1,616    (717)         -    (1,616)         -         -           -
  Stock options . . . . . . . . .     485       49     412      3,104     9,802          -         -      12,955
  Purchase of treasury stock. . .       -        -    (323)    (7,115)        -          -         -      (7,115)
  Dividends paid ($.10 per
   share) . . . . . . . . . . . .       -        -       -          -         -     (3,465)        -      (3,465)
  Net earnings  . . . . . . . . .       -        -       -          -         -     37,815         -      37,815
  Minimum pension liability . . .       -        -       -          -         -          -       (16)        (16)
                                   ------   ------  ------   --------   -------   --------   -------    --------
Balances at December 31, 1994 . .  48,759   $4,876  (2,361)  $(17,339)  $68,759   $134,409   $(1,474)   $189,231
                                   ------   ------  ------   --------   -------   --------   -------    --------
                                   ------   ------  ------   --------   -------   --------   -------    --------

            See accompanying notes to combined financial statements.

                             LA QUINTA INNS, INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                     YEARS ENDED DECEMBER 31
                                                ----------------------------------
                                                1994            1993          1992
                                                ----            ----          ----
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . .     $  37,815       $  20,301    $  (8,754)
  Adjustments to reconcile net earnings
   (loss) to net cash provided by
   operating activities:
    Depreciation and amortization of
     property and equipment . . . . . . .        35,929          21,905       21,957
    Amortization of deferred charges. . .         1,326           1,994        1,762
    Loss on retirement of fixed assets. .           722             156        1,074
    Non-recurring, non-cash charges . . .             -               -       32,913
    Performance stock options . . . . . .             -           4,407            -
    Gain on sale of assets  . . . . . . .           (79)           (616)        (282)
    Undistributed earnings of
     affiliates . . . . . . . . . . . . .             -              50           72
    Partners' equity in earnings and
     losses . . . . . . . . . . . . . . .        11,406          12,965       15,081
    Cumulative effect of change in
     accounting for income taxes. . . . .             -          (1,500)           -
    Changes in operating assets and
     liabilities:
      Receivables . . . . . . . . . . . .        (2,013)         (1,832)         410
      Income taxes. . . . . . . . . . . .         9,291           3,585         (934)
      Supplies and prepaid expenses . . .        (2,622)         (1,334)         268
      Accounts payable and accrued
       expenses . . . . . . . . . . . . .        (1,291)         14,774        1,690
      Deferred charges and other
       assets . . . . . . . . . . . . . .         1,573             460         (969)
      Deferred credits and other. . . . .         2,176           2,728       (3,435)
                                               ---------       ---------    ---------
          Net cash provided by operating
           activities . . . . . . . . . .        94,233          78,043       60,853
                                               ---------       ---------    ---------
Cash flows from investing activities:
  Capital expenditures other than
   acquisitions . . . . . . . . . . . . .       (75,248)        (32,623)     (15,529)
  Proceeds from property transactions . .         2,565             982        1,998
  Purchase and conversion of inns . . . .       (34,690)        (38,858)      (4,060)
  Purchase of partners' equity
   interests. . . . . . . . . . . . . . .       (53,255)        (78,169)           -
  Decrease in notes receivable and
   investments. . . . . . . . . . . . . .         4,136           3,641        2,425
                                               ---------       ---------    ---------
          Net cash used by investing
           activities . . . . . . . . . .      (156,492)       (145,027)     (15,166)
                                               ---------       ---------    ---------
Cash flows from financing activities:
  Proceeds from secured line of
   credit and long-term borrowings. . . .       417,102         223,198       61,275
  Principal payments on secured line
   of credit and long-term borrowings . .      (369,955)       (178,528)    (101,156)
  Capital contributions by partners . . .             -          35,908       15,216
  Capital distributions to partners . . .        (1,144)         (3,414)     (18,706)
  Dividends to shareholders . . . . . . .        (3,465)         (1,015)           -
  Purchase of treasury stock. . . . . . .        (7,013)              -         (334)
  Net proceeds from stock transactions. .         5,475           1,822        2,924
                                               ---------       ---------    ---------
          Net cash provided (used) by
           financing activities . . . . .        41,000          77,971      (40,781)
                                               ---------       ---------    ---------
(Decrease) increase in cash and cash
 equivalents . . . . . . . . . . . . . . .      (21,259)         10,987        4,906
Cash and cash equivalents at beginning
 of year . . . . . . . . . . . . . . . . .       23,848          12,861        7,955
                                               ---------       ---------    ---------
Cash and cash equivalents at end of year .    $   2,589       $  23,848    $  12,861
                                               ---------       ---------    ---------
                                               ---------       ---------    ---------

             See accompanying notes to combined financial statements.

                             LA QUINTA INNS, INC.

                      COMBINED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                  YEARS ENDED DECEMBER 31
                                                  -----------------------
                                                   1994    1993      1992
                                                   ----    ----      ----
Supplemental schedule of non-cash investing
 and financing activities
   Tax benefit from stock options exercised
    (note 5) . . . . . . . . . . . . . . . . .    $7,480   $   679   $  310
   Effect of stock splits (note 5) . . . . . .     1,616     1,744        -
   Additional minimum pension liability
    (note 6) . . . . . . . . . . . . . . . . .       147     4,092        -
   Liabilities assumed in connection with
    acquisition of LQP (notes 2 and 14). . . .         -    65,962        -
   Liabilities assumed in connection with
    acquisitions of unincorporated
    partnerships and joint ventures
    (note 14). . . . . . . . . . . . . . . . .         -    29,878        -
   Conveyance of title of property to
    mortgagor (note 2) . . . . . . . . . . . .         -    10,117        -
   Reduction in debt in connection with
    property sale. . . . . . . . . . . . . . .         -         -    1,915
   Property acquired by foreclosure on notes
    receivable . . . . . . . . . . . . . . . .         -         -    1,672

               See accompanying notes to combined financial statements.

                             LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

   The Company develops, owns and operates inns. The combined financial statements include the accounts of subsidiaries (all wholly-owned) and unincorporated partnerships and joint ventures in which the Company has at least a 50% interest and in one case a 40% interest and exercises substantial legal, financial and operational control. All significant intercompany accounts and transactions have been eliminated in combination. Certain reclassifications of prior period amounts have been made to conform with the current period presentation.

PROPERTY AND EQUIPMENT

   Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

            Buildings . . . . . . . . . . . . . . . .    40 years
            Furniture, fixtures and equipment . . . .  4-10 years
            Leasehold and land improvements . . . . . 10-20 years

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

DEFERRED CHARGES

   Deferred charges consist primarily of issuance costs related to Senior Subordinated Notes due 2003, Industrial Development Revenue Bonds ("IRB"), loan fees, closing fees and organizational costs. Issuance costs are amortized over the life of the related debt using the interest method. Organizational costs are amortized over five years. Loan fees and closing fees are amortized over the respective terms of the loans using the straight-line method.

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

                            LA QUINTA INNS, INC.

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

EARNINGS (LOSS) PER SHARE

   Earnings (loss) per share are computed on the basis of the weighted average number of common and common equivalent (dilutive stock options) shares outstanding in each year after giving retroactive effect to the stock splits effected as stock dividends as discussed in note 5 of these Combined Financial Statements. Shares of the Company's common stock issuable upon conversion of the La Quinta Development Partners, L.P. (the "Development Partners") units are antidilutive at December 31, 1994 and prior years. Primary and fully diluted earnings (loss) per share are not significantly different.

PROPERTIES HELD FOR SALE

   Properties held for sale are stated at the lower of cost or estimated net realizable value. Charges to reduce the carrying amounts of properties held for sale to estimated net realizable value are recognized in income. The Company recorded in the statements of operations charges of $9,926,000 in 1992 related to the write-down of properties held for sale.

LICENSING AGREEMENTS

   Initial licensing fees related to development are recognized as revenue when the related property opens and all obligations with respect to development have been satisfied by the Company. Monthly licensing fees are based on gross room sales and are accrued as earned.

ADVERTISING

   The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. These costs were $8,859,000, $7,025,000 and $5,233,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

INTEREST RATE SWAPS

   The accounting treatment for the Company's off balance sheet interest rate swaps is to record net interest received or paid as an adjustment to interest expense.

                            LA QUINTA INNS, INC.

(2)  LONG-TERM DEBT

                                                     DECEMBER 31
                                                  ------------------
                                                  1994          1993
                                                  ----          ----
                                                    (IN THOUSANDS)
Mortgage loans maturing 1995-2015 (9.35%
 weighted average). . . . . . . . . . . . .     $100,275     $179,418
Industrial Development Revenue Bonds,
 maturing 1995-2012 (7.24% weighted
 average) . . . . . . . . . . . . . . . . .       65,959       72,682
Senior subordinated notes, due 2003
 (9.63%). . . . . . . . . . . . . . . . . .      120,000      120,000
Bank secured term credit facility,
 maturing May 31, 2000 (7.30%). . . . . . .      171,500       28,620
Bank secured line of credit, maturing
 May 30, 1997 (8.26%) . . . . . . . . . . .       17,350       35,775
Bank unsecured line of credit, maturing
 January 31, 1997 (7.29%) . . . . . . . . .       13,150            -
                                                --------     --------
    Total . . . . . . . . . . . . . . . . .      488,234      436,495
Less current installments . . . . . . . . .       39,976       22,491
                                                --------     --------
    Net long-term debt. . . . . . . . . . .     $448,258     $414,004
                                                --------     --------
                                                --------     --------

   At December 31, 1994, the Company had a $45,000,000 Secured Line of Credit and a $171,500,000 Secured Term Credit Facility with participating banks. At December 31, 1994, the Company had $21,300,000 available on its Secured Line of Credit, net of $6,350,000 of letters of credit which collateralize the Company's insurance programs, and was fully drawn on the Secured Term Credit Facility. Borrowings under the $45,000,000 Secured Line of Credit, which will expire May 30, 1997 will be made at LIBOR, the prime rate, or certificate of deposit rate plus an Applicable Margin, as defined in the related credit agreement. At December 31, 1994, borrowings under the Secured Line of Credit bear interest at LIBOR plus 1 1/2%, the prime rate or the certificate of deposit rate plus 1 5/8%. Borrowings under the $171,500,000 Secured Term Credit Facility require semi-annual principal payments through May 31, 2000 and bear interest at varying interest rates of LIBOR, the prime rate, or certificate of deposit rate plus an Applicable Margin, as defined in the related credit agreement. At December 31, 1994, borrowings under the Secured Term Credit Facility bear interest at LIBOR plus 1 3/4%, the prime rate or certificate of deposit rate plus 1 7/8%. The Applicable Margin is determined quarterly based upon predetermined levels of indebtedness to cash flows, as defined in the related credit agreements. The Company pays a commitment fee of .375% per annum on the undrawn portion of the line of credit. Commitment fees totaled $95,000, $164,000 and $105,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

   On June 1, 1994, La Quinta Development Partners, L.P. (the "Development Partnership") entered a $35,000,000 Bank Unsecured Line of Credit of which $21,850,000 was available at December 31, 1994. Borrowings under the Bank Unsecured Line of Credit, which expires January 31, 1997, may be made at varying interest rates of the prime rate, LIBOR, or certificate of deposit rate plus the Development Partnership's Applicable Margin, as defined in the related credit agreement. At December 31, 1994, borrowings under the Bank Unsecured Line of Credit bear interest at LIBOR plus 1%, the prime rate or certificate of deposit rate plus 1 1/8%. The Development Partnership's Applicable Margin is determined quarterly based upon predetermined levels of the Partnership's indebtedness to cash flows, as defined in the related credit agreement. The Development Partnership pays a commitment fee of .375% per annum on the undrawn portion of the Bank Unsecured Line of Credit. Commitment fees totaled $56,000 for the year ended December 31, 1994.

   Annual maturities for the four years subsequent to December 31, 1995 are as follows:

                                 (IN THOUSANDS)
                        1996 . . . . . . . . .    $40,996
                        1997 . . . . . . . . .     72,724
                        1998 . . . . . . . . .     49,774
                        1999 . . . . . . . . .     47,163

   Interest paid during the years ended December 31, 1994, 1993 and 1992 amounted to $40,105,000, $27,913,000 and $32,523,000, respectively.

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

                            LA QUINTA INNS, INC.

   The Company recognizes gains and losses on extinguishments of debt as extraordinary items in the period in which the debt is extinguished. The Company reported extraordinary items, net of income taxes, of $3,664,000, and $958,000 in 1993 and 1992, respectively, related to these refinancings and retirements.

   The Company is obligated by agreements relating to eighteen issues of IRBs in an aggregate amount of $54,375,000 to purchase the bonds at face value prior to maturity under certain circumstances. The bonds have floating interest rates which are indexed periodically. Bondholders may, when the rate is changed, put the bonds to the designated remarketing agent. If the remarketing agent is unable to resell the bonds, it may draw upon an irrevocable letter of credit which secure the IRBs. In such event, the Company would be required to repay the funds drawn on the letters of credit within 24 months.

   As of December 31, 1994 no draws had been made upon any such letters of credit. The schedule of annual maturities shown above includes these IRBs as if they will not be subject to repayment prior to maturity. Assuming all bonds under such IRB arrangements are presented for payment prior to December 31, 1995 and the remarketing agents are unable to resell such bonds, the maturities of long-term debt shown above would increase by $39,340,000 for the year ending December 31, 1996.

   On January 23, 1992 with the approval of the Company's Board of Directors, the Company entered two interest rate swap agreements (the "Agreements") which exchanged the Company's variable rate interest payments for the fixed rate interest payments with a major financial institution (the "Counterparty"). The debt ("Notional Amounts") underlying the Agreements is $16,890,000 and $44,420,000. Under the Agreements, the Company effectively pays a fixed rate of interest at 6.50% and 5.26% and the Counterparty pays a percentage of prime interest rate and the variable rate demand note interest rate ("VRDN"). In the event the VRDN rate exceeds the fixed interest rate of 5.26% or the percentage of prime interest rate exceed 6.5%, the Counterparty pays to the Company that difference times the Notional Amount, on a monthly basis. Should the fixed interest rate of 5.26% exceed the VRDN interest rate or the fixed interest rate of 6.5% exceeds the percentage of prime interest rate, the Company pays the difference times the Notional Amount to the Counterparty, on a monthly basis. These Agreements resulted in net payments to the Counterparty of $1,040,000, $1,427,000 and $1,184,000 in the years ended December 31, 1994, 1993 and 1992, respectively. The Agreements expire on February 1, 1997, and the Notional Amounts are reduced over the life of the Agreements by scheduled amortization payments. At December 31, 1994, the Notional Amounts of debt remaining under the Agreements are $11,107,000 and $36,150,000 which bear interest at a weighted average variable interest rate of 6.46% and 4.48%, respectively.

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

   As a result of the VRDN rate increasing from 2.55% at December 31, 1993, to 4.32% at December 31, 1994 and the increase in the prime rate during the year, the estimated fair value of the interest rate swap agreements changed from a net payable position of $2,276,000 at December 31, 1993, to a net receivable position of $494,000 at December 31, 1994 (See Note 13).

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

                            LA QUINTA INNS, INC.

   The Development Partnership's $35,000,000 Bank Unsecured Line of Credit agreement contains certain covenants including limitations on the incurrence of debt by the Development Partnership, certain investments, mergers or disposition of assets and distributions to partners in excess of certain limits. The agreement also requires maintenance of certain financial ratios.

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

   At December 31, 1994, the Company was in compliance with all restrictions and covenants.

(3) UNINCORPORATED VENTURES AND PARTNERSHIPS

   At December 31, 1994, the Company had an ownership interest between 40% and 67% in nine unincorporated joint ventures and partnerships. Summary financial information with respect to unincorporated ventures and partnerships included in the combined financial statements is provided below in order to provide further understanding of the Company's structure and to present the financial position and results of operations of the partnerships and joint ventures included in the combined financial statements. Cost and equity investments are not included in other summarized data as such investments are not considered significant.

   The following financial information includes the activity of the acquired unincorporated joint ventures and partnerships through the date of acquisition (See Note 14).

                                                     DECEMBER 31
                                                  --------------------
                                                  1994            1993
                                                  ----            ----
                                                     (IN THOUSANDS)
ASSETS
Total current assets. . . . . . . . . . . . .   $  6,241        $ 27,956
Notes receivable, excluding current
 installments of $51 and $77. . . . . . . . .      2,542           2,668
Investments and other assets. . . . . . . . .      2,483           5,883
Property and equipment, net . . . . . . . . .    175,734         250,729
                                                --------         --------
                                                $187,000        $287,236
                                                --------        --------
                                                --------        --------
LIABILITIES AND OWNERS' EQUITY
Total current liabilities . . . . . . . . . .   $ 15,533        $ 28,552
Long-term debt, excluding current
 installments of $2,707 and $3,625. . . . . .     28,576          97,465
Owners' equity:
     Company's. . . . . . . . . . . . . . . .     50,792          75,243
     Partners'. . . . . . . . . . . . . . . .     92,099          85,976
                                                --------        --------
                                                $187,000        $287,236
                                                --------        --------
                                                --------        --------

                            LA QUINTA INNS, INC.

                                                  YEARS ENDED DECEMBER 31
                                               ----------------------------
                                               1994        1993        1992
                                               ----        ----        ----
                                                       (IN THOUSANDS)
Revenues. . . . . . . . . . . . . . . . . . . $85,600    $104,394    $119,040
Operating costs and expenses. . . . . . . . .  62,775      75,661      85,127
                                              -------    --------    --------
Operating income. . . . . . . . . . . . . . .  22,825      28,733      33,913
Other deductions, principally interest. . . .  (2,065)     (5,690)     (7,794)
(Loss) gain on property transactions. . . . .      (1)        324          73
                                              -------    --------    --------
Earnings before extraordinary items . . . . .  20,759      23,367      26,192
Extraordinary items . . . . . . . . . . . . .     (75)       (133)       (280)
                                              -------    --------    ---------
   Pretax earnings  . . . . . . . . . . . . . $20,684    $ 23,234    $ 25,912
                                              -------    --------    --------
                                              -------    --------    --------
Equity in pretax earnings:
   Company's. . . . . . . . . . . . . . . . . $ 9,278    $ 10,269    $ 10,831
   Partners'. . . . . . . . . . . . . . . . .  11,406      12,965      15,081
                                              -------    --------    --------
                                              $20,684    $ 23,234    $ 25,912
                                              -------    --------    --------
                                              -------    --------    --------

(4)  INCOME TAXES

   As discussed in note 1, the Company adopted SFAS 109 effective January 1, 1993. Income tax expense attributable to income from continuing operations consists of:

                                               YEARS ENDED DECEMBER 31
                                             ---------------------------
                                            1994         1993        1992
                                            ----         ----        ----
                                                     (IN THOUSANDS)
   Federal
     Current. . . . . . . . . . . . . . . $16,038      $ 8,752     $ 3,818
     Deferred . . . . . . . . . . . . . .   4,984        1,918      (3,759)
                                          -------      -------     -------
                                           21,022       10,670          59
                                          -------      -------     -------
   State
     Current  . . . . . . . . . . . . . .   2,871          974         937
     Deferred . . . . . . . . . . . . . .     283          772        (470)
                                          -------      -------     -------
                                            3,154        1,746         467
                                          -------      -------     -------
   Total. . . . . . . . . . . . . . . . . $24,176      $12,416     $   526
                                          -------      -------     -------
                                          -------      -------     -------

   The effective tax rate varies from the statutory rate for the following reasons:

                                               YEARS ENDED DECEMBER 31
                                             ---------------------------
                                            1994         1993        1992
                                            ----         ----        ----
                                                     (IN THOUSANDS)
   Tax expense (benefit) at statutory
    rate . . . . . . . . . . . . . . . .  $21,697     $11,143     $(2,472)
   Unrecognized tax benefits of write-
    downs of partnerships, investments
    and other. . . . . . . . . . . . . .     --          --         2,856
   Targeted jobs tax credit. . . . . . .      (11)        (39)       (109)
   Capital gains . . . . . . . . . . . .     --          --           (13)
   State income taxes, net of Federal
    benefit. . . . . . . . . . . . . . .    1,948       1,157         491
   Other, net. . . . . . . . . . . . . .      542         155        (227)
                                          -------     -------     -------
     Provision for income taxes. . . . .  $24,176     $12,416     $   526
                                          -------     -------     -------
                                          -------     -------     -------

                            LA QUINTA INNS, INC.

   The following are cash transactions relating to the Company's income taxes:

                                               YEARS ENDED DECEMBER 31
                                            ----------------------------
                                           1994         1993        1992
                                           ----         ----        ----
                                                    (IN THOUSANDS)
   Income taxes paid . . . . . . . . . .  $9,716      $5,953      $5,459
                                          ------      ------      ------
                                          ------      ------      ------
   Income tax refund . . . . . . . . . .  $   99      $   71      $   99
                                          ------      ------      ------
                                          ------      ------      ------

   For the year ended December 31, 1992, deferred income tax expense resulted from timing differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of those timing differences are presented below:

                                              YEAR ENDED DECEMBER 31
                                              ----------------------
                                                       1992
                                                       ----
                                                  (IN THOUSANDS)
Depreciation and asset write-downs. . . . . .         $ 1,101
Capitalized loan interest . . . . . . . . . .             335
State income taxes. . . . . . . . . . . . . .            (208)
Installment sales . . . . . . . . . . . . . .            (124)
Deferred gain . . . . . . . . . . . . . . . .              24
Partners' losses recognized by Company. . . .            (398)
Expense provisions, including non-recurring
 charges. . . . . . . . . . . . . . . . . . .          (4,017)
Preopening costs. . . . . . . . . . . . . . .             (33)
Minimum tax . . . . . . . . . . . . . . . . .            (658)
Targeted jobs tax credit. . . . . . . . . . .             (26)
Special partnership allocations . . . . . . .             347
Other, net. . . . . . . . . . . . . . . . . .            (572)
                                                      --------
                                                      $(4,229)
                                                      --------
                                                      --------

                            LA QUINTA INNS, INC.

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1994 and 1993 are presented below:

                                               YEARS ENDED DECEMBER 31
                                               -----------------------
                                               1994               1993
                                               ----               ----
                                                    (IN THOUSANDS)
Deferred tax assets:
  Notes receivable, principally due to
   allowance for financial reporting
   purposes . . . . . . . . . . . . . . .   $ 1,268            $ 1,529
  Land, principally due to write-downs for
   financial reporting purposes . . . . .     2,645              2,991
  Property and equipment, principally due
   to acquisitions of partnership
    interests . . . . . . . . . . . . . . .  13,450              8,307
  Expense provisions . . . . . . . . . . .    9,959              8,785
  Deferred gain for financial reporting
   purposes . . . . . . . . . . . . . . .       316                 82
  Targeted jobs tax credit carryforwards. .    --                  411
  Minimum pension liability . . . . . . . .     943                932
  Alternative minimum tax credit
   carryforwards. . . . . . . . . . . . . .    --                2,781
  Other . . . . . . . . . . . . . . . . . .    --                   97
                                            -------            -------
    Total gross deferred tax assets . . . .  28,581             25,915
    Less valuation allowance. . . . . . . .    --                 (277)
                                            -------            -------
    Net deferred tax assets . . . . . . . .  28,581             25,638
                                            -------            -------
Deferred tax liabilities:
  Investments in partnerships, principally
   due to differences in depreciation and
   capitalized interest . . . . . . . . . .  (3,356)            (3,439)

  Property and equipment, principally due
   to differences in depreciation and
   capitalized interest . . . . . . . . . . (30,367)           (25,899)
  Deferred gains for tax purposes . . . . .  (1,270)            (1,251)
  Other . . . . . . . . . . . . . . . . . .     (70)                (5)
                                            -------            -------
    Total gross deferred tax liabilities. . (35,063)           (30,594)
                                           --------           --------
  Net deferred tax liability. . . . . . .  $ (6,482)          $ (4,956)
                                           --------           --------
                                           --------           --------

   In 1994, the valuation allowance decreased $277,000 and in 1993, it decreased $6,816,000 as a result of partnership acquisitions. The Company anticipates that the reversal of existing taxable temporary differences will more likely than not provide sufficient taxable income to realize the tax benefits of the remaining deferred tax assets.

   At December 31, 1993, the Company had targeted jobs tax credit carryforwards for Federal income tax purposes of approximately $411,000 and alternative minimum tax credit carryforwards of approximately $2,781,000. These credits have been fully utilized during 1994.

(5)  SHAREHOLDERS' EQUITY

   The Board of Directors authorized three-for-two stock splits effective in October 1994, March 1994 and October 1993. Earnings per share, the weighted average number of shares outstanding, shareholders' equity and the following information have been adjusted to give effect to each of these distributions. During 1994, the Company repurchased a total of 373,000 shares (post-split) of its common stock for approximately $7,115,000 under a plan approved by the Board of Directors to repurchase up to $10,000,000 of its common stock. Additional purchases will be made from time to time in the open market as deemed appropriate by the Company.

   The Company's stock option plans cover the granting of options to purchase an aggregate of 8,036,565 common shares. Options granted under the plans are issuable to certain officers, employees and Board Members

                            LA QUINTA INNS, INC.

generally at prices not less than fair market value at date of grant. Options are generally exercisable in four equal installments on successive anniversary dates of the date of grant and are exercisable thereafter in whole or in part. Outstanding options not exercised expire ten years from the date of grant.

                                                                   OPTION              TOTAL
                                              NUMBER            PRICE RANGE         OPTION PRICE
                                            OF SHARES            PER SHARE         (IN THOUSANDS)
                                            ---------        -----------------     ---------------
Outstanding December 31, 1992 . . . . . .   6,571,433       $ 3.09  --  $ 7.23          $30,547
  Granted . . . . . . . . . . . . . . . .     246,375         8.59  --    9.04            2,189
  Canceled or expired . . . . . . . . . .    (150,168)        3.50  --    5.78             (581)
  Exercised . . . . . . . . . . . . . . .    (366,407)        3.19  --    7.22           (1,556)
                                            ---------                                   -------

Outstanding December 31, 1993 . . . . . .   6,301,233       $ 3.09  --  $ 9.04          $30,599
  Granted . . . . . . . . . . . . . . . .   1,305,377        17.42  --   24.00           23,762
  Canceled or expired . . . . . . . . . .     (82,712)        3.50  --   17.94             (955)
  Exercised . . . . . . . . . . . . . . .  (1,197,429)        3.19  --    9.04           (5,472)
                                           ----------                                   -------

Outstanding December 31, 1994 . . . . . .   6,326,469       $ 3.35  --  $24.00          $47,934
                                           ==========                                   =======

Exercisable at:
  December 31, 1993 . . . . . . . . . . .   3,845,618       $ 3.19  --  $ 5.85          $17,397
                                           ==========                                   =======
  December 31, 1994 . . . . . . . . . . .   3,872,597       $ 3.35  --  $ 9.04          $18,576
                                           ==========                                   =======

Available for future grants at:
  December 31, 1993 . . . . . . . . . . .   2,932,761
                                           ==========
  December 31, 1994 . . . . . . . . . . .   1,710,096
                                           ==========

   Upon exercise, the excess of the option price received over the par value of the shares issued, net of expenses, is credited to additional paid-in capital.

   The exercise of non-qualified stock options results in state and federal income tax benefits to the Company related to the difference between market price at the date of exercise and the option price. During 1994, 1993 and 1992, $7,480,000, $679,000 and $310,000, respectively was credited to additional paid-in capital for the tax benefits of options exercised.

   In 1993, the Company recognized compensation expense of $4,407,000 related to performance stock options for the difference between the option price at the date of grant and a predetermined level of $30 per share (pre-split) when it became probable that the Company's stock would trade at that predetermined level. During 1992, the Company recognized $367,000 in compensation expense for the difference between the market price and option price on date of grant related to a portion of these options which vested in annual increments. Currently, the Company has no options outstanding that require recognition of additional compensation expense.

   Under the terms of the La Quinta Development Partners, L.P. ("LQDP" or the "Development Partnership") partnership agreement, AEW Partners, L.P. ("AEW Partners") has the ability to convert 66 2/3% of its 60% ownership in the Development Partnership currently to 5,289,801 shares of the Company's common stock after giving retroactive effect to the stock splits effected as stock dividends. Such number of shares is reduced as distributions are made out of the Development Partnership to AEW Partners. Shares of the Company's common stock issuable upon conversion of the Development Partnership Units are antidilutive at December 31, 1994. AEW partner's units in LQDP may be converted over the seven year period beginning December 31, 1991. As of December 31, 1994, AEW Partners had not converted any of its ownership in the Development Partnership into the Company's common stock.

                            LA QUINTA INNS, INC.

(6)  PENSION PLAN AND OTHER

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

   In accordance with the provisions of Statement of Financial Accounting Standards No. 87 - Employer's Accounting for Pensions, the Company has recorded an additional minimum liability of $3,945,000 at December 31, 1994. This liability represents the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability at the measurement date. An amount of $1,528,000 was recognized as an intangible asset to the extent of unrecognized prior service cost and the balance of $2,417,000 ($1,474,000 net of income tax) is recorded as a reduction of shareholders' equity.

   The following table sets forth the funded status and amounts recognized in the Company's combined financial statements for the Plan at December 31, 1994 and 1993.


                                                               DECEMBER 31
                                                          --------------------
                                                             1994       1993
                                                          ---------  ---------
                                                             (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
   benefits of $7,067 and $7,947 . . . . . . . . . . .    $(10,936)  $(12,298)
                                                          ========   ========
  Projected benefit obligation for services rendered
   to date . . . . . . . . . . . . . . . . . . . . . .    $(12,961)  $(15,585)
  Plan assets at fair value, primarily marketable
   stocks and CDs  . . . . . . . . . . . . . . . . . .       6,846      6,727
                                                          --------   --------
  Projected benefit obligation in excess of plan
   assets  . . . . . . . . . . . . . . . . . . . . . .      (6,115)    (8,858)
  Unrecognized net loss from past experiences
   different from that assumed . . . . . . . . . . . .       4,443      5,677
  Prior service costs  . . . . . . . . . . . . . . . .       1,528      1,702
  Additional minimum liability . . . . . . . . . . . .      (3,945)    (4,092)
                                                          --------   --------
    Accrued pension costs  . . . . . . . . . . . . . .    $ (4,089)  $ (5,571)
                                                          ========   ========

                            LA QUINTA INNS, INC.

   The following table sets forth the funded status of the SERP and amounts recognized in the Company's financial statements for the SERP:


                                                               DECEMBER 31
                                                           ------------------
                                                             1994      1993
                                                           --------  --------
                                                             (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
   benefits of $1,188 and $1,851 . . . . . . . . . . .     $(1,273)  $(1,983)
                                                           ========  ========
  Projected benefit obligation for services rendered
   to date . . . . . . . . . . . . . . . . . . . . . .     $(3,428)  $(3,868)
  Unrecognized net gain from past experiences
   different from that assumed . . . . . . . . . . . .         (78)     (208)
  Unrecognized net loss from modifications . . . . . .         117       294
                                                           -------   -------
    Accrued pension costs  . . . . . . . . . . . . . .     $(3,389)  $(3,782)
                                                           =======   =======


   The Company maintains a trust account intended for use in settling benefits due under the SERP. The SERP funds are invested primarily in equity investments. At December 31, 1994, the Company had no funds accumulated in the trust account and at December 31, 1993, the balance was $1,144,000.

   Net pension cost includes the following components:


                                                      YEARS ENDED DECEMBER 31
                                                      ------------------------
                                                       1994     1993     1992
                                                      ------   ------   ------
                                                           (IN THOUSANDS)
Service cost (benefits earned during the period) .    $1,604   $1,564   $1,769
Interest cost on projected benefit obligation  . .     1,258    1,207    1,255
Actual return on plan assets . . . . . . . . . . .       228      (38)     (72)
Net amortization and deferral  . . . . . . . . . .       (96)     134     (160)
                                                      ------   ------   ------
Net periodic pension cost before allocation to
 Managed Inns (See note 12)  . . . . . . . . . . .     2,994    2,867    2,792
Cost allocated to Managed Inns . . . . . . . . . .       (30)    (238)    (222)
                                                      ------   ------   ------
   Net periodic pension cost . . . . . . . . . . .    $2,964   $2,629   $2,570
                                                      ======   ======   ======



   The assumptions used in the calculations shown above were:

                                              1994         1993         1992
                                          -----------  -----------  -----------
Discount rate (post-termination). . . .         8.50%        7.50%  4.00%-7.50%
Discount rate (pre-termination) . . . .         8.50%        7.50%        8.00%
Expected long-term rate of return
 on assets  . . . . . . . . . . . . . .         8.00%        8.00%        9.00%
Rate of increase in compensation
 levels . . . . . . . . . . . . . . . .   5.00%-6.00%  5.00%-6.00%  5.50%-7.50%


   In addition, to providing pension benefits, the Company has established a 401(K) Savings Plan and Trust (the "Savings Plan") effective January 1, 1994. The Savings Plan is designed to be a qualified plan under sections 401 and 410 through 417 of the Internal Revenue Code. Under the Savings Plan, eligible employees are allowed to defer income on a pre-tax basis through contributions to the Savings Plan and the Company matches a portion of such contributions. The Company's matching contributions totaled $131,000 in 1994.

                            LA QUINTA INNS, INC.

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

   Future annual minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1994 follow:


                                                      (in thousands)
         1995 . . . . . . . . . . . . . . . . . . .      $  2,439
         1996 . . . . . . . . . . . . . . . . . . .         2,263
         1997 . . . . . . . . . . . . . . . . . . .         2,033
         1998 . . . . . . . . . . . . . . . . . . .         1,781
         1999 . . . . . . . . . . . . . . . . . . .         1,873
         Later years  . . . . . . . . . . . . . . .         9,113
                                                          -------
         Total minimum payments required  . . . . .       $19,502
                                                          =======


   Total rental expense for operating leases was $3,196,000, $2,840,000 and $1,976,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

LESSOR

   The Company leases 114 restaurants it owns to third parties. The leases are accounted for as operating leases expiring during a period from 1995 to 2016 and provide for minimum rentals and contingent rentals based on a percentage of annual sales in excess of stipulated amounts. The following is a summary of restaurant property leased at December 31, 1994.


                                                      (in thousands)

         Buildings . . . . . . . . . . . . . . . . .      $33,008
         Less:  accumulated depreciation . . . . . .       10,189
                                                          -------
                                                           22,819
         Land  . . . . . . . . . . . . . . . . . . .       18,171
                                                          -------
           Total leased property . . . . . . . . . .      $40,990
                                                          =======


   Minimum future rentals to be received under the noncancelable restaurant leases in effect at December 31, 1994 follow:


                                                      (in thousands)
         1995 . . . . . . . . . . . . . . . . . . .      $ 6,328
         1996 . . . . . . . . . . . . . . . . . . .        6,275
         1997 . . . . . . . . . . . . . . . . . . .        6,171
         1998 . . . . . . . . . . . . . . . . . . .        6,006
         1999 . . . . . . . . . . . . . . . . . . .        5,593
         Later years  . . . . . . . . . . . . . . .       25,046
                                                         -------
                                                         $55,419
                                                         =======


   Contingent rental income amounted to $1,025,000, $811,000 and $854,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

                             LA QUINTA INNS, INC.

(8) NON-RECURRING, CASH AND NON-CASH CHARGES

   During 1992, the Company recognized charges of $39,751,000 ($27,946,000 net of income taxes and partners' equity) resulting from certain changes made in the Company's operations and organization based on a review by the Company's senior management team.

   Of those charges, $28,383,000 related to the write-down of certain joint venture interests, land, computer equipment, and other assets. During the third quarter of 1992, the senior management team re-evaluated the Company's investments in joint venture arrangements and shortly thereafter completed negotiations that resulted in amendments to the agreements related to certain joint venture arrangements and the write-down of the Company's investments in those ventures. The write-down of the land, computer equipment and other assets resulted primarily from the Company's decisions to sell certain land that had previously been held for future development and to replace the Company's existing computer systems and certain other assets.

   In addition, the Company recognized $6,936,000 in the year ended December 31, 1992, in severance and other employee related charges. Those charges related to severance benefits for certain terminated employees, costs of hiring and relocating new management and other employee related costs resulting from personnel changes.

   The remaining $4,432,000 of the charges recognized in 1992 consisted of a $2,696,000 increase in the allowance for certain notes receivable related to inns sold by the Company prior to 1985, a $1,214,000 adjustment to reallocate losses of a joint venture to the Company as a result of settlement negotiations, a $312,000 write-off of equipment and $210,000 related to other corporate expense items.

(9) COMMITMENTS

   In accordance with the unincorporated partnership or joint venture agreements executed by the Company, La Quinta is committed to advance funds necessary to cover operating expenses of joint ventures. Three unincorporated partnerships and joint ventures executed promissory notes in which the Company guaranteed to fund amounts not to exceed $740,000 in aggregate.

   The estimated additional cost to complete the conversion and renovation of inns for which commitments have been made is $4,000,000 at December 31, 1994. Funds on hand, committed and anticipated from cash flow are sufficient to complete these projects.

   Under the terms of a Partnership agreement between the Company and AEW Partners, the Company maintains a reserve for renovating, remodeling and conversion of the inns in the Development Partnership based on 5% of gross room revenue of the Partnership which includes certain amounts required by loan agreements. At December 31, 1994 and 1993 the Company had $900,000 and $3,833,000, respectively, of restricted cash which is classified as investments.

   In accordance with the requirements of an escrow agreement related to a pool of mortgage notes executed by the Company and a third party lender, the Company is required to make annual deposits into an escrow account for the purpose of establishing a reserve for the replacement of furnishings, fixtures and equipment used on or incorporated into the mortgaged properties. The Company shall be relieved of its obligation to make such annual deposits for any year in which the escrow account has an aggregate balance of $2,431,000. At December 31, 1994 and 1993, the Company had reserved the full amount.

(10) CONTINGENCIES

LITIGATION

   In September 1993, a former officer of the Company filed suit against the Company and certain of its directors and their affiliate companies (the "La Quinta Defendants"). The suit alleges breach of an employment agreement, misrepresentation, wrongful termination, self-dealing, breach of fiduciary duty, usurpation of corporate opportunity and tortious interference with contractual relations. Compensatory damages of $2,500,000 and

                            LA QUINTA INNS, INC.

exemplary damages of $5,000,000 are sought in the action. The Court has pending before it the La Quinta Defendants' motion for summary judgment. The parties subsequently filed a required, joint Pre Trial Order, in which the plaintiff has conceded a number of his claims. Currently, no trial date has been set for this action. The Company is vigorously defending against this suit.

   The Company is also party to various lawsuits and claims generally incidental to its business. The ultimate disposition of these and the above discussed matter are not expected to have a significant adverse effect on the Company's financial position or results of operations.

SEVERANCE AND EMPLOYMENT AGREEMENTS

   The Company has entered into a five year employment agreement which includes a severance provision granting an executive the right to receive certain benefits, including among others, his annual base salary and bonus if there occurs a termination (as defined in the respective agreement) within the five year term of the agreement, or resignation (as defined in the agreement).
The maximum contingent liability under the severance provision of this agreement is approximately $1,627,000.

(11) QUARTERLY FINANCIAL DATA (UNAUDITED)

   The unaudited combined results of operations by quarter are summarized below:

                                  First   Second    Third   Fourth
                                 Quarter  Quarter  Quarter  Quarter
                                 -------  -------  -------  -------
                                (in Thousands, except per share data)
Year ended December 31, 1994:
  Revenues . . . . . . . . . . .  $78,264  $92,542  $104,364  $87,072
  Operating income . . . . . . .   20,277   30,352    35,932   24,196
  Net earnings . . . . . . . . .    5,542   11,280    14,011    6,982
  Earning per share  . . . . . .  $   .12  $   .23  $    .29  $   .14

Year ended December 31, 1993:
  Revenues . . . . . . . . . . .  $60,607  $70,633  $ 76,923  $63,687
  Operating income . . . . . . .   16,491   19,446    26,887   12,543
  Net earnings before
   extraordinary items and
   cumulative effect of
   accounting change . . . . . .    4,144    2,692    10,012    2,573
  Net earnings . . . . . . . . .    5,644    3,634     9,711    1,312
  Earnings per share before
   extraordinary items and
   cumulative effect of
   accounting change . . . . . .      .09      .06       .21      .05
  Earnings per share . . . . . .  $   .12  $   .08  $    .20  $   .03

Year Ended December 31, 1992
  Revenues . . . . . . . . . . .  $57,815  $66,991  $ 72,286  $57,030
  Operating income (loss)  . . .   12,150   17,709    (7,596)  12,312
  Earnings (loss) before
   extraordinary items . . . . .    1,410    4,545   (16,392)   2,641
  Net earnings (loss)  . . . . .    1,035    4,348   (16,392)   2,255
  Earnings (loss) per share
   before extraordinary items  .      .03      .10      (.36)     .06
  Earnings (loss) per share  . .  $   .02  $   .10  $   (.36) $   .05

   In the fourth quarter of 1993, the Company recorded an adjustment of $1,273,000 ($777,000 net of income taxes) to decrease its expense related to the self-insurance program for major medical and hospitalization coverage due to decreases in actual claims and estimates of incurred but not reported claims.

                            LA QUINTA INNS, INC.

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

(12) RELATED PARTY TRANSACTIONS

MANAGEMENT SERVICES FEE

   All inns owned by LQP (through November 30, 1993) and by the two joint ventures ("CIGNA") between the Company and investment partnerships managed by CIGNA Investments, Inc. (through June 30, 1994) (collectively the "Managed Inns") operated under the La Quinta name and were managed by the Company in accordance with long-term management agreements. The Company earned management and licensing fees as well as fees for chain services such as bookkeeping, national advertising and reservations.

OTHER RECURRING TRANSACTIONS

   La Quinta pays all direct operating expenses on behalf of the partnerships and joint ventures and is reimbursed for all such payments.

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

NOTES RECEIVABLE

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

INTEREST RATE SWAP AGREEMENTS

   The fair value of interest rate swap agreements represents the estimated amount the Company would receive (pay) to terminate the agreements, taking into consideration current interest rates and the current creditworthiness of the counterparties (See Note 2).

                             LA QUINTA INNS, INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

   The estimated fair values of the Company's financial instruments are summarized as follows:


                                                   December 31, 1994         December 31, 1993
                                                   ------------------        -----------------
                                                   Carrying  Estimated       Carrying  Estimated
                                                    Amount   Fair Value       Amount   Fair Value
                                                   --------  ----------      --------  ----------
                                                                  (in thousands)

Notes receivable  . . . . . . . . . . . . . . . .  $   7,320 $   7,320   $   7,683  $    7,683
Investments . . . . . . . . . . . . . . . . . . .      2,647     2,647       6,583       6,583
Long-term debt, including current
 installments and related letters of credit. . . .  (488,234) (480,758)   (436,495)   (447,580)
Interest rate swap agreements
 in a net (payable) receivable  position . . . . .       (32)      494        (114)     (2,276)


(14)  ACQUISITION OF PARTNERS' INTERESTS

   On January 24, 1994, the Company concluded the acquisition of La Quinta Motor Inns Limited Partnership ("the Partnership or LQP") as discussed below. Additionally, in July 1994, the Company purchased nine La Quinta inns previously held by CIGNA and during the second quarter of 1994, the Company purchased the limited partners' interest in one of the Company's combined unincorporated joint ventures which owned one inn. The aggregate purchase price of these transactions was $53,255,000 of which a portion was financed through the Company's amended Secured Line of Credit and Secured Term Credit Facility.

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

   The following unaudited pro forma information reflects the combined results of operations of the Company as if the 1993 acquisitions of the 82% interest in LQP and the limited partners' interests in the 14 combined partnerships and joint ventures had occurred at the beginning of 1993 and 1992. The pro forma

                            LA QUINTA INNS, INC.

information gives effect to certain adjustments, including additional depreciation expense on property and equipment based on their fair values, increased interest expense on additional debt incurred, elimination of related party revenues and expenses, and extraordinary losses on early extinguishment of debt. The pro forma results are not necessarily indicative of operating results that would have occurred had the acquisitions been consummated as of the beginning of 1993 and 1992, nor are they necessarily indicative of future operating results.

(UNAUDITED)


                                                                                      December 31
                                                                         -------------------------------------
                                                                              1993                1992
                                                                              ----                ----
                                                                         (in thousands, except per share data)
Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .       $308,290            $291,477
                                                                           =========           =========
Earnings (loss) before extraordinary items and cumulative effect
 of accounting change . . . . . . . . . . . . . . . . . . . . . . . .      $ 19,448            $ (8,133)
                                                                           =========           =========
Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . .     $ 20,738            $(10,171)
                                                                           =========           =========
Earnings (loss) per share. . . . . . . . . . . . . . . . . . . . . . .     $   0.44            $  (0.22)
                                                                           =========           =========

                                   INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
La Quinta Inns, Inc.:

   We have audited the combined balance sheets of La Quinta Inns, Inc. as of December 31, 1994 and 1993 and the related combined statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

   In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of La Quinta Inns, Inc. as of December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

   As discussed in Note 1 to the combined financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 in 1993.

                                       KPMG PEAT MARWICK LLP

San Antonio, Texas
January 23, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) DIRECTORS OF REGISTRANT

     There is incorporated in this Item 10 by reference that portion of the Company's definitive Proxy Statement, dated on or about April 14, 1995, which Registrant intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the captions
"Election of Directors," and "Meetings and Committees of the Board of Directors."

(B) EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the regular annual meeting of the Board of Directors following the next Annual Meeting of Shareholders and until his/her successor is duly elected and qualified.


Gary L. Mead                47     President and Chief Executive Officer and Director
Michael A. Depatie          38     Sr. Vice President - Finance, Chief Financing Officer
William C. Hammett, Jr.     48     Sr. Vice President - Accounting & Administration
Thomas W. Higgins           47     Sr. Vice President - Operations
R. John Kaegi               46     Sr. Vice President - Marketing
Steven T. Schultz           48     Sr. Vice President - Development
John F. Schmutz             47     Vice President - General Counsel and Secretary


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

     Thomas W. Higgins has been Senior Vice President - Operations of the Company since September 1992. He served as Vice President - Human Resources of the Company from June 1992 to September 1992. He served as Vice President
- - Human Resources of Motel 6 G.P., Inc. from May 1988 to June 1992. He served as Director of Training/Employment of General Mills from October 1986 to May 1988.

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

ITEM 11.  EXECUTIVE COMPENSATION

     There are incorporated in this Item 11 by reference those portions of the Company's definitive Proxy Statement, dated on or about April 14, 1995, which Registrant intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the captions "Executive Compensation," "Compensation Pursuant to Plans," "Other Compensation," "Compensation of Directors," and "Termination of
Employment and Change of Control Arrangements."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There are incorporated in this Item 12 by reference those portions of the Company's definitive Proxy Statement, dated on or about April 14, 1995, which Registrant intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the captions "Principal Shareholders" and "Security Ownership of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated in this Item 13 by reference that portion of the Company's definitive Proxy Statement, dated on or about April 14, 1995, which Registrant intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the caption "Certain Relationships and Related Transactions."

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:


(1)       Financial Statements

          The Combined Financial Statements of the Company appearing in Item 8 are as follows:

          Combined Balance Sheets at December 31, 1994 and 1993
          Combined Statements of Operations for the years ended December 31, 1994, 1993 and 1992
          Combined Statements of Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992
          Combined Statements of Cash Flows for the years ended December 31,
          1994, 1993 and 1992
          Notes to Combined Financial Statements
          Independent Auditors' Report on financial statements

(2)       Financial Statement Schedules

          All schedules for which provision is made in the applicable regulation to the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have been omitted.

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

(10)(r)   Registration Rights Agreement, dated as of March 3, 1992, between
          Registrant and Gary L. Mead. (1)

(10)(s)   Second Amended and Restated Master Convenant Agreement dated June 15,
          1993. (8)

(10)(t)   $126,795,786.64 Credit Agreement dated June 15, 1993. (8)

(10)(u)   Indenture dated May 15, 1993 Re: $120,000,000 9 1/4% Senior
          Subordinated Notes due 2003. (8)

(10)(v)   Partnership Acquisition Agreement dated October 27, 1993, among the
          Partnership, the General Partner, La Quinta, LQI Acquisition Corpora-tion and LQI Merger Corporation. (9)

(10)(w)   $241,844,955.21 Amended and Restated Credit Agreement Among La Quinta
          Inns, Inc. Certain lenders and NationsBank of Texas, N.A. as Adminis-trative Lender dated January 25, 1994. (10)

(10)(x)   Third Amended and Restated Master Covenant Agreement dated as of
          January 25, 1994. (10)

(11)      Statement regarding computation of per share earnings filed herewith.

(21) Subsidiaries of La Quinta Inns, Inc. as of February 28, 1995 filed herewith.





(22)      Registrant's definitive Proxy Statement, dated on or about April 14,
          1995, to be filed by Registrant within 120 days after the end of the fiscal year covered by the Registrant's Form 10-K.

(23) Consent by KPMG Peat Marwick LLP dated March 10, 1995 to incorpor-ation by reference of their reports dated January 23, 1995, in various Registration Statements filed herewith.

(24)      Powers of Attorney filed herewith.

(27)      Financial Data Schedule filed herewith.


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

(9)  Previously filed to the Registrant's Schedule 14D-1 filed November 1,
     1993.

(10) Previously filed as an exhibit to the Registrant's Registration Statement on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.


(b)  Reports on Form 8-K.

     Not applicable.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LA QUINTA INNS, INC.
                                       (Registrant)

                                       By:   /s/ William C. Hammett, Jr.
                                          ------------------------------------
                                                William C. Hammett, Jr.
                                                Senior Vice President
                                                Chief Accounting Officer

                                       By:  /s/ Michael A. Depatie
                                          ------------------------------------
                                               Michael A. Depatie
                                               Senior Vice President
                                               Chief Financing Officer

Date: March 15, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.


             SIGNATURE                                  TITLE
             ---------                                  -----
      /s/ GARY L. MEAD*
- -------------------------------       President and Chief Executive Officer,
          Gary L. Mead                 Director

  /s/ WILLIAM C. HAMMETT, JR.
- -------------------------------       Sr. Vice President - Accounting and
      William C. Hammett, Jr .         Administration

  /s/ MICHAEL A. DEPATIE
- -------------------------------       Sr. Vice President - Finance, Chief
      Michael A. Depatie               Financing Officer

   /s/ THOMAS M. TAYLOR*
- -------------------------------       Chairman of the Board
       Thomas M. Taylor

   /s/ JOSEPH F. AZRACK*
- -------------------------------       Director
       Joseph F. Azrack

 /s/ WILLIAM H. CUNNINGHAM*
- -------------------------------       Director
     William H. Cunningham

  /s/ BARRY K. FINGERHUT*
- -------------------------------       Director
      Barry K. Fingerhut

  /s/ DONALD J. MCNAMARA*
- -------------------------------       Director
      Donald J. McNamara

    /s/ PETER STERLING*
- -------------------------------       Director
        Peter Sterling

*By: /s/ WILLIAM C. HAMMETT, JR.
    ----------------------------
         William C. Hammett, Jr.
            ATTORNEY-IN-FACT


Date: March 15, 1995

                               EXHIBIT INDEX


Exhibit
Number                       Description of Exhibit
- ------                       ----------------------
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

(10)(r)   Registration Rights Agreement, dated as of March 3, 1992, between
          Registrant and Gary L. Mead. (1)

(10)(s)   Second Amended and Restated Master Convenant Agreement dated June 15,
          1993. (8)

(10)(t)   $126,795,786.64 Credit Agreement dated June 15, 1993. (8)

(10)(u)   Indenture dated May 15, 1993 Re: $120,000,000 9 1/4% Senior
          Subordinated Notes due 2003. (8)

(10)(v)   Partnership Acquisition Agreement dated October 27, 1993, among the
          Partnership, the General Partner, La Quinta, LQI Acquisition Corpora-tion and LQI Merger Corporation. (9)


Exhibit
Number                       Description of Exhibit
- ------                       ----------------------
(10)(w)   $241,844,955.21 Amended and Restated Credit Agreement Among La Quinta
          Inns, Inc. Certain lenders and NationsBank of Texas, N.A. as Adminis-
          trative Lender dated January 25, 1994. (10)

(10)(x)   Third Amended and Restated Master Covenant Agreement dated as of
          January 25, 1994. (10)

(11)      Statement regarding computation of per share earnings filed herewith.

(21) Subsidiaries of La Quinta Inns, Inc. as of February 28, 1995 filed herewith.

(22)      Registrant's definitive Proxy Statement, dated on or about April 14,
          1995, to be filed by Registrant within 120 days after the end of the fiscal year covered by the Registrant's Form 10-K.

(23) Consent by KPMG Peat Marwick LLP dated March 10, 1995 to incorpor-ation by reference of their reports dated January 23, 1995, in various Registration Statements filed herewith.

(24)      Powers of Attorney filed herewith.

(27)      Financial Data Schedule filed herewith.


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

(9)  Previously filed to the Registrant's Schedule 14D-1 filed November 1,
     1993.

(10) Previously filed as an exhibit to the Registrant's Registration Statement on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
