Form 10-Q
period 1995-03-31
LA QUINTA INNS INC
filed 1995-05-15
CIK 278243

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995.

                                       OR

/ / TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER:  1-7790

                            ------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

                            ------------------------

Number of shares of Common Stock, $.10 par value outstanding at March 31, 1995:

                                   46,836,089

                            ------------------------

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              LA QUINTA INNS, INC.
                       COMBINED CONDENSED BALANCE SHEETS
                       (in thousands, except share data)

                                                                              March 31, 1995   December 31, 1994
                                                                              --------------   -----------------
                                                                                (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.................................................   $       3,053     $        2,589
  Receivables (net of allowance of $343 and $441):
    Trade...................................................................          11,519             10,185
    Other...................................................................           1,481              2,363
  Supplies..................................................................           6,872              7,474
  Prepaid expenses..........................................................           2,646              1,202
  Deferred income taxes.....................................................           7,223              7,223
                                                                              ---------------  ------------------
      Total current assets..................................................          32,794             31,036
                                                                              ---------------  ------------------
Notes receivable, excluding current installments (net of allowance of $2,593
 and $3,351)................................................................           6,629              7,320
                                                                              ---------------  ------------------
Investments.................................................................           3,242              2,647
                                                                              ---------------  ------------------
Properties held for sale, at estimated net realizable value.................           2,664              2,664
                                                                              ---------------  ------------------
Land held for future development, at cost...................................           1,324              1,324
                                                                              ---------------  ------------------
Property and equipment, at cost, substantially all pledged:
  Buildings.................................................................         774,524            767,665
  Furniture, fixtures and equipment.........................................         126,348            124,336
  Land and leasehold improvements...........................................         152,568            150,311
                                                                              ---------------  ------------------
      Total property and equipment..........................................       1,053,440          1,042,312
  Less accumulated depreciation and amortization............................         262,016            252,372
                                                                              ---------------  ------------------
      Net property and equipment............................................         791,424            789,940
                                                                              ---------------  ------------------
Deferred charges and other assets, at cost less applicable amortization.....          10,633             10,850
                                                                              ---------------  ------------------
      Total assets..........................................................   $     848,710     $      845,781
                                                                              ---------------  ------------------
                                                                              ---------------  ------------------

       See accompanying notes to combined condensed financial statements.

                              LA QUINTA INNS, INC.
                       COMBINED CONDENSED BALANCE SHEETS
                       (in thousands, except share data)

                                                                              March 31, 1995   December 31, 1994
                                                                              --------------   -----------------
                                                                                (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long term debt (note 3)...........................    $    15,023         $   39,976
  Accounts payable:
    Trade...................................................................         11,318             10,292
    Other...................................................................          5,110              6,386
    Income taxes............................................................          6,685              3,641
  Accrued expenses:
    Payroll and employee benefits...........................................         20,662             21,238
    Interest................................................................          5,946              3,023
    Property taxes..........................................................          5,808              8,387
    Other...................................................................          1,277              1,125
                                                                              ---------------       ----------
      Total current liabilities.............................................         71,829             94,068
                                                                              ---------------       ----------
Long term debt, excluding current installments (note 3).....................        455,503            448,258
                                                                              ---------------       ----------
Deferred income taxes, pension and other....................................         20,592             22,125
                                                                              ---------------       ----------
Partners' capital...........................................................         96,220             92,099
                                                                              ---------------       ----------
Shareholders' equity:
  Common stock ($.10 par value; 100,000,000 shares
   authorized, 49,198,092 and 48,758,528 shares issued).....................          4,920              4,876
  Additional paid-in capital................................................         74,164             68,759
  Retained earnings.........................................................        144,309            134,409
  Minimum pension liability.................................................         (1,474)            (1,474)
                                                                              ---------------       ----------
                                                                                    221,919            206,570
  Less treasury stock, at cost (2,362,003 and 2,361,366 shares).............         17,353             17,339
                                                                              ---------------       ----------
    Total shareholders' equity..............................................        204,566            189,231
                                                                              ---------------       ----------
    Total liabilities and shareholders' equity..............................    $   848,710         $  845,781
                                                                              ---------------       ----------
                                                                              ---------------       ----------

       See accompanying notes to combined condensed financial statements.

                              LA QUINTA INNS, INC.
                  COMBINED CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                 Three months ended March 31,
                                                                              -----------------------------------
                                                                                   1995               1994
                                                                              ---------------  ------------------
Revenues:
  Inn.......................................................................    $    94,723          $ 76,038
  Restaurant rental and other...............................................          1,965             1,819
  Management services.......................................................             47               386
                                                                              ---------------        --------
    Total revenues..........................................................         96,735            78,243
                                                                              ---------------        --------
Operating costs and expenses:
  Direct....................................................................         49,352            44,665
  Corporate.................................................................          4,510             4,828
  Depreciation, amortization and fixed asset retirements....................         10,181             8,473
                                                                              ---------------        --------
    Total operating costs and expenses......................................         64,043            57,966
                                                                              ---------------        --------
    Operating income........................................................         32,692            20,277
                                                                              ---------------        --------
Other (income) expense:
  Interest income...........................................................           (280)             (437)
  Interest on long term debt................................................         10,544             9,152
  Partners' equity in earnings and losses...................................          4,428             2,471
  Loss on property transactions.............................................             --                 6
                                                                              ---------------        --------
    Earnings before income taxes............................................         18,000             9,085
Income taxes................................................................          6,930             3,543
                                                                              ---------------        --------
    Net earnings............................................................    $    11,070          $  5,542
                                                                              ---------------        --------
                                                                              ---------------        --------
    Net earnings per common and common equivalent share.....................    $       .23          $    .11
                                                                              ---------------        --------
                                                                              ---------------        --------
Weighted average number of common and common equivalent shares outstanding
 (note 2)...................................................................         49,086            48,227
                                                                              ---------------        --------
                                                                              ---------------        --------

       See accompanying notes to combined condensed financial statements.

                              LA QUINTA INNS, INC.
                  COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                  Three months ended March 31
                                                                              -----------------------------------
                                                                                   1995               1994
                                                                              ---------------  ------------------
Cash flows from operating activities:
  Net earnings..............................................................   $      11,070        $    5,542
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization of property and equipment and fixed asset
     retirements............................................................          10,181             8,473
    Partners' equity in earnings and losses.................................           4,428             2,471
    Loss on property transactions...........................................              --                 6
    Changes in operating assets and liabilities:
      Receivables...........................................................            (785)           (2,048)
      Income taxes..........................................................           6,192             1,474
      Supplies and prepaid expenses.........................................          (1,101)             (389)
      Accounts payable and accrued expenses.................................             384            (2,730)
      Deferred charges and other assets.....................................              65               298
      Deferred credits and other............................................             561            (1,760)
                                                                              ---------------       ----------
        Net cash provided by operating activities...........................          30,995            11,337
                                                                              ---------------       ----------
Cash flows from investing activities:
      Capital expenditures other than acquisitions..........................          (7,601)          (31,467)
      Proceeds from property transactions...................................               4               389
      Purchase and conversion of inns.......................................          (7,553)               --
      Purchase of partners' equity interests................................              --            (9,322)
      Decrease in notes receivable and other investments....................             437               388
                                                                              ---------------       ----------
        Net cash used by investing activities...............................         (14,713)          (40,012)
                                                                              ---------------       ----------
Cash flows from financing activities:
      Proceeds from secured line of credit and long term borrowings.........         122,150           212,102
      Principal payments on secured line of credit and long term
       borrowings...........................................................        (138,778)         (191,079)
      Capital distributions to partners.....................................            (307)              (78)
      Dividends to shareholders.............................................          (1,170)               (7)
      Purchases of treasury stock...........................................            (102)               --
      Net proceeds from stock transactions..................................           2,389               253
                                                                              ---------------       ----------
        Net cash (used) provided by financing activities....................         (15,818)           21,191
                                                                              ---------------       ----------
Increase (decrease) in cash and cash equivalents............................             464            (7,484)
Cash and cash equivalents at beginning of period............................           2,589            23,848
                                                                              ---------------       ----------
Cash and cash equivalents at end of period..................................   $       3,053        $   16,364
                                                                              ---------------       ----------
                                                                              ---------------       ----------
Supplemental disclosure of cash flow information:

Interest paid...............................................................   $       7,679        $    6,851
                                                                              ---------------       ----------
                                                                              ---------------       ----------
Income tax paid.............................................................   $         344        $       23
                                                                              ---------------       ----------
                                                                              ---------------       ----------
Income tax refunds..........................................................   $         (51)       $      (12)
                                                                              ---------------       ----------
                                                                              ---------------       ----------

       See accompanying notes to combined condensed financial statements.

                              LA QUINTA INNS, INC.
                  COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                   Three Months Ended March 31
                                                                              --------------------------------------
                                                                                   1995                1994
                                                                              ---------------  ---------------------
Supplemental Schedule of Non-Cash Investing and Financing Activities
Tax benefit from stock options exercised....................................     $   3,148           $     292
                                                                                   -------               -----
                                                                                   -------               -----

       See accompanying notes to combined condensed financial statements.

                              LA QUINTA INNS, INC.
                NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

(1) Basis of Presentation

    The accompanying unaudited combined condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. The combined condensed financial statements should be read in conjunction with the combined financial statements and notes thereto included in the December 31, 1994 Annual Report on Form 10-K.

(2) Earnings per Common and Common Equivalent Share

    The Board of Directors authorized three-for-two stock splits effective in March 1994 and October 1994. Earnings per share, the weighted average number of shares outstanding, shareholders' equity and the following information have been adjusted to give effect to each of these distributions. Fully diluted earnings per share is not materially different than primary earnings per share.

    The weighted average number of common and common equivalent shares used in the computation of earnings per share are as follows:

                                                              Three months ended March 31
                                                          -----------------------------------
                                                               1995               1994
                                                          ---------------  ------------------
Weighted average common shares issued...................      49,071,665         48,167,046
Effect of treasury stock................................      (2,362,003)        (2,546,657)
Dilutive effect of stock options........................       2,376,092          2,606,429
                                                          ---------------  ------------------
  Weighted average number of common and common
   equivalent shares....................................      49,085,754         48,226,818
                                                          ---------------  ------------------
                                                          ---------------  ------------------

(3) Long Term Debt

    On April 21, 1995, the company completed negotiations to amend its existing credit facilities. The amended credit facilities provide the company with a $75,000,000 Secured Line of Credit and a $141,500,000 Secured Term Credit Facility. Borrowings under the Secured Line of Credit will mature May 31, 1999. Borrowings under the Secured Term Credit Facility require semi-annual principal payments commencing May 30, 1997 through May 30, 2002. Borrowings under each of these credit facilities bear interest at either LIBOR, the prime rate or certificate of deposit rate, plus an applicable margin, as defined in the related credit agreements. Currently, borrowings bear interest at either LIBOR plus 3/4%, the prime rate or the certificate of deposit rate plus 7/8%.

    The applicable margin is determined quarterly based upon predetermined levels of indebtedness to cash flows as defined in the related credit agreements. The company pays a commitment fee of 0.25% per annum on the daily average unused portion of the credit facilities.

    On April 21, 1995, the $35,000,000 Unsecured Line of Credit among La Quinta Development Partners, L.P. (the "Development Partnership") and participating banks was amended. The Development Partnership also completed negotiations for a $30,000,000, 364-day Unsecured Line of Credit with participating banks. The Unsecured Line of Credit and 364-day Unsecured Line of Credit bear interest at either LIBOR, the prime rate or certificate of deposit rate, plus the Development Partnership's applicable margin, as defined in the related credit agreements. As of April 21, 1995, borrowings under both Unsecured Lines of Credit bear interest at either LIBOR plus 5/8%, the prime rate or the certificate of deposit rate plus 3/4%. The Development Partnership's applicable margin is determined quarterly based upon predetermined levels of the Partnerships indebtedness to cash flows, as defined in the related credit agreements. The Unsecured Line of Credit and 364-day Unsecured Line of Credit mature May 31, 1997 and April 20, 1996, respectively. The Development Partnership pays a commitment fee of 0.20% and 0.15% per annum on the daily unused portion of the Unsecured Line of Credit and the 364-Day Unsecured Line of Credit, respectively.

    At March 31, 1995, the company had $57,650,000 available on its existing credit facilities including the Unsecured Line of Credit in the Development Partnership.


    As a result of the amendments discussed above, annual maturities for the four years subsequent to December 31, 1995 are as follows:

                               (in thousands)
1996..............................................................  $  15,996
1997..............................................................     55,374
1998..............................................................     42,774
1999..............................................................     87,513

(4) Contingencies

    In September 1993, a former officer of the company filed suit against the company and certain of its directors and their affiliate companies (the "La Quinta Defendants"). The suit alleges breach of an employment agreement, misrepresentation, wrongful termination, self-dealing, breach of fiduciary duty, usurpation of corporate opportunity and tortious interference with contractual relations. Compensatory damages of $2,500,000 and exemplary damages of $5,000,000 are sought in the action. The Court has pending before it the La Quinta Defendants' motion for summary judgment. The parties subsequently filed a required, joint Pre-Trial Order, in which the plaintiff has conceded a number of his claims. Currently, no trial date has been set for this action. The company intends to vigorously defend itself against this suit.

    The company is also party to various lawsuits and claims generally incidental to its business. The ultimate disposition of these and the above discussed matter are not expected to have a material adverse effect on the company's financial position or results of operations.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    In keeping with our growth plan for 1995, we acquired two existing lodging facilities during January 1995 and began renovating and converting them to the La Quinta brand.

    During the second quarter of 1994, we purchased the limited partners' interests in one of our combined unincorporated joint ventures which owned one inn. On July 1, 1994, we purchased nine inns which we managed (the "Managed Inns") and were previously held in two unincorporated joint ventures with CIGNA Investments, Inc. ("CIGNA"). We have continued to operate these properties as La Quinta inns. Also during 1994, we acquired six additional existing lodging facilities. One of these inns was closed for renovations and re-opened during the second quarter of 1995.

    During 1994, we entered into four development and management agreements with four separate Mexican investor groups (the "Development Accord") for the purpose of developing 22 La Quinta inns in 15 cities in Mexico. The economic conditions in Mexico have resulted in a delay of the start of construction of La Quinta inns under the Development Accord. We anticipate the construction of the first La Quinta inn under the Development Accord will begin when economic conditions in Mexico stabilize. Further development in Mexico will occur through similar arrangements with Mexican investors.

    The following table describes the composition of inns in the La Quinta chain at:

                                                                 March 31, 1995                      December 31, 1994
                                                       -----------------------------------  -----------------------------------
                                                                               La Quinta                             La Quinta
                                                                               Equivalent                           Equivalent
                                                           Inns       Rooms     Rooms(1)        Inns       Rooms     Rooms(1)
                                                          -----     ---------  -----------     -----     ---------  -----------
Owned 100%...........................................      178       22,507      22,507          176       22,296      22,296
Owned 40-67%.........................................       49        6,675       2,803           49        6,675       2,803
                                                           ---       ------      ------          ---       ------      ------
Total company owned and operated.....................      227       29,182      25,310          225       28,971      25,099
Under development....................................        1          100          40            1          100          40
Licensed inns........................................        2          268          --            2          268          --
                                                           ---       ------      ------          ---       ------      ------
                                                           230       29,550      25,350          228       29,339      25,139
                                                           ---       ------     -------          ---       ------      ------
                                                           ---       ------     -------          ---       ------      ------

- ------------------------
(1)  Represents the company's proportionate ownership in system rooms.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1995

    Inn revenues grew to $94,723,000 during the first quarter of 1995, a 24.6% increase over 1994. The growth resulted primarily from an improvement in revenue per available room ("REVPAR") of 15.1% from the first quarter of the prior year. The improvement was driven by a 3.5 percentage point rise in occupancy and a 9.2% increase in average room rate. The increases in occupancy and rate are due, in part, to our completion of the reimaging program during the second quarter of 1994. Additionally, our number of available rooms increased due to the acquisitions of two inns in January 1995, CIGNA in July 1994 and five operating inns during the last half of 1994.

    The increase in total direct expenses period over period is mainly associated with the increase in inn revenues. However, direct expenses per occupied room decreased to $27.34 during the first quarter of 1995 from $28.18 during the first quarter of 1994. The improvement in cost per occupied room was primarily due to efficiencies we achieved in labor costs, repairs and maintenance and utilities.

    Corporate expenses decreased 6.6% to $4,510,000 during the first quarter of 1995. Corporate expenses per available room also decreased to $1.72 per available room from $1.91 per available room (including Managed Inns). These decreases are a result of our efforts to control fixed costs, while we execute our growth plan, in order to increase operating profit.

    Interest expense increased 15.2% to $10,544,000 during the first quarter of 1995 primarily due to the increase in the outstanding balances on our credit facilities attributable to the acquisitions of CIGNA and eight existing lodging facilities.

    Depreciation, amortization and fixed asset retirements increased 20.2% during the first quarter of 1995 over the corresponding period of 1994. This is due primarily to the increase in fixed assets resulting from the acquisition of inns and the reimaging program. Depreciation, amortization and fixed asset retirements also include retirements associated with our refurbishment program and other capital improvements.

    As a result of the above, operating income increased 61.2% to $32,692,000 during the first quarter of 1995. Additionally, operating margins were up 7.9 percentage points.

    Our effective tax rate for the quarter ended March 31, 1995 was 38.5%, compared with 39.0% for 1994. The rate decrease reflects a reduction of estimated state income tax expense.

ANALYSIS OF CASH FLOWS

    Cash from operations totaled $30,995,000 for the first three months of 1995, an increase of over 100% from the corresponding period in 1994. The increase is primarily a result of increases in our revenue and operating margins.

    Cash used by investing activities declined to $14,713,000 during the first quarter of 1995, a decrease of 63.2% over the first quarter of 1994. The 1994 capital expenditures include expenditures related to our reimaging program and the purchase of the remaining Units of La Quinta Motor Inns Limited Partnership. The 1995 capital expenditures include the purchase of two inns in January 1995.

    Payments on our credit facilities, dividends to shareholders and a reduction in the proceeds received on our credit facilities and long term borrowings contributed to the increase in cash used by financing activities.

    As of March 31, 1995, we had $57,650,000 available on our existing credit facilities including the Unsecured Line of Credit in the Development Partnership.

    On April 21, 1995, we completed negotiations to amend our existing credit facilities as described in note 3 to combined condensed financial statements.
As of April 21, 1995, $90,600,000 was available on our amended credit facilities including the credit facilities in the Development Partnership.

    EBITDA increased to $42,873,000 during the first quarter of 1995, an increase of 49.1% over the 1994 comparable period. EBITDA, as used above, is defined by our debt covenants as earnings before net interest expense, income taxes, depreciation, amortization and fixed asset retirements, partners' equity in earnings and losses and loss on property transactions. We believe this definition of EBITDA provides a meaningful measure of our ability to service our debt.

    Capital expenditures planned by La Quinta for 1995 focus on acquisition and conversion of existing inns and construction of inns in markets where existing inns for acquisition and conversion are not readily available. We believe that funds on hand, internally generated future cash flows and funds available on our credit facilities will be sufficient to meet all our capital requirements, as well as our operating expenses and debt service requirements. From time to time, we will continue to evaluate the necessity of other financing alternatives.

                      INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
La Quinta Inns, Inc.:

    We have reviewed the combined condensed balance sheet of La Quinta Inns, Inc. as of March 31, 1995, and the related combined condensed statements of operations and cash flows for the three-month periods ended March 31, 1995 and 1994. These combined condensed financial statements are the responsibility of the company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the combined balance sheet of La Quinta Inns, Inc. as of December 31, 1994 and the related combined statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 23, 1995, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined condensed balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

                                          KPMG Peat Marwick LLP

San Antonio, Texas
April 21, 1995

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS:

        A list of all exhibits filed or included as part of this Quarterly Report on Form 10-Q is as follows:

    Exhibits  By Reference    Descriptions
    10(a)     Filed Herewith  Fourth Amended and Restated Master Covenant
                               Agreement dated April 21, 1995.

    10(b)     Filed Herewith  Second Amendment to Amended and Restated Credit
                               Agreement dated April 21, 1995.

    15        Filed Herewith  Letter from KPMG Peat Marwick LLP dated May 11, 1995

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

                                          LA QUINTA INNS, INC.
                                          (Registrant)

May 15, 1995                           By:/S/ WILLIAM C. HAMMETT, JR.
                                       -------------------------------------
                                       William C. Hammett, Jr.
                                       Senior Vice President - Accounting
                                       and Administration

May 15, 1995                           By:/S/ IRENE C. PRIMERA
                                       -------------------------------------
                                       Irene C. Primera
                                       Vice President - Controller

                                 EXHIBIT INDEX


                                                                                 Sequentially
                                                                                   Numbered
    Exhibits  By Reference    Descriptions                                           Page
    10(a)     Filed Herewith  Fourth Amended and Restated Master Covenant
                               Agreement dated April 21, 1995.

    10(b)     Filed Herewith  Second Amendment to Amended and Restated Credit
                               Agreement dated April 21, 1995.

    15        Filed Herewith  Letter from KPMG Peat Marwick LLP dated May 11, 1995

    27        Filed Herewith  Financial Data Schedule