Form 10-Q
period 1995-06-30
LA QUINTA INNS INC
filed 1995-07-26
CIK 278243

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995.

                                      OR

   / / TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



          FOR THE TRANSITION PERIOD FROM _____________ TO ___________


                         COMMISSION FILE NUMBER:1-7790

                                  ____________


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

                                  ____________

Number of shares of Common Stock, $.10 par value outstanding at June 30, 1995:

                                  46,993,291

                                  ____________

=============================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            LA QUINTA INNS, INC.
                      COMBINED CONDENSED BALANCE SHEETS
                      (in thousands, except share data)

                                                              JUNE 30, 1995   DECEMBER 31, 1994
                                                              -------------   -----------------
                                                              (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents..................................$     6,694        $    2,589
   Receivables (net of allowance of $222 and $441):
     Trade....................................................     12,510            10,185
     Other....................................................      2,527             2,363
   Supplies...................................................      6,753             7,474
   Prepaid expenses...........................................      2,862             1,202
   Deferred income taxes......................................      7,223             7,223
                                                              -----------        -----------
        Total current assets..................................     38,569            31,036
                                                              -----------        -----------
Notes receivable, excluding current installments
 (net of allowance of $2,549 and $3,351)......................      6,206             7,320
                                                              -----------        -----------
Investments...................................................      2,637             2,647
                                                              -----------        -----------
Properties held for sale, at estimated net realizable value...      2,664             2,664
                                                              -----------        -----------
Land held for development, at cost............................      2,716             1,324
                                                              -----------        -----------
Property and equipment, at cost, substantially all pledged:
   Buildings..................................................    799,415           767,665
   Furniture, fixtures and equipment..........................    130,139           124,336
   Land and leasehold improvements............................    162,115           150,311
                                                              -----------        -----------
       Total property and equipment...........................  1,091,669         1,042,312
   Less accumulated depreciation and amortization.............    270,139           252,372
                                                              -----------        -----------
       Net property and equipment.............................    821,530           789,940
                                                              -----------        -----------
Deferred charges and other assets, at cost less
 applicable amortization......................................     10,760            10,850
                                                              -----------        -----------
        Total assets.......................................... $  885,082        $  845,781
                                                              -----------        -----------
                                                              -----------        -----------


      See accompanying notes to combined condensed financial statements.

                            LA QUINTA INNS, INC.
                      COMBINED CONDENSED BALANCE SHEETS
                      (in thousands, except share data)

                                                              JUNE 30, 1995   DECEMBER 31, 1994
                                                              -------------   -----------------
                                                              (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (note 3).............  $ 15,242           $ 39,976
  Accounts payable:
    Trade.....................................................    12,737             10,292
    Other.....................................................     3,387              6,386
    Income taxes..............................................     9,178              3,641
  Accrued expenses:
    Payroll and employee benefits.............................    21,259             21,238
    Interest..................................................     3,045              3,023
    Property taxes............................................     8,986              8,387
    Other.....................................................     1,224              1,125
                                                              ----------           ---------
        Total current liabilities.............................    75,058             94,068
                                                              ----------           ---------
Long-term debt, excluding current installments (note 3).......   465,997            448,258
                                                              ----------           ---------
Deferred income taxes, pension and other......................    21,339             22,125
                                                              ----------           ---------
Partners' capital.............................................   100,105             92,099
                                                              ----------           ---------
Shareholders' equity:
  Common stock ($.10 par value; 100,000,000 shares
   authorized, 49,358,612 and 48,758,528 shares issued).......     4,936              4,876
  Additional paid-in capital..................................    76,744             68,759
  Retained earnings...........................................   159,826            134,409
  Minimum pension liability...................................    (1,474)            (1,474)
                                                              ----------           ---------
                                                                 240,032            206,570
  Less treasury stock, at cost (2,365,321 and
   2,361,366 shares)..........................................    17,449             17,339
                                                              ----------           ---------
        Total shareholders' equity............................   222,583            189,231
                                                              ----------           ---------
        Total liabilities and shareholders' equity............  $885,082           $845,781
                                                              ----------           ---------
                                                              ----------           ---------



      See accompanying notes to combined condensed financial statements.

                            LA QUINTA INNS, INC.
                 COMBINED CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                (unaudited)

                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                   June 30               June 30
                                                              -----------------      ----------------
                                                                1995      1994       1995       1994
                                                                ----      ----       ----       ----
Revenues:
  Inn.........................................................$107,938  $89,965   $202,661   $166,003
  Restaurant rental and other.................................   2,052    1,977      4,017      3,796
  Management services.........................................      53      621        100      1,007
                                                              --------  -------   --------   --------
    Total revenues............................................ 110,043   92,563    206,778    170,806
                                                              --------  -------   --------   --------
Operating costs and expenses:
  Direct......................................................  53,776   48,484    103,128     93,149
  Corporate...................................................   4,894    4,428      9,392      9,256
  Depreciation, amortization and fixed asset retirements......  10,437    9,299     20,630     17,772
                                                              --------  -------   --------   --------
    Total operating costs and expenses........................  69,107   62,211    133,150    120,177
                                                              --------  -------   --------   --------
    Operating income..........................................  40,936   30,352     73,628     50,629
                                                              --------  -------   --------   --------
Other (income) expense:
  Interest income.............................................    (299)    (632)      (579)    (1,069)
  Interest on long-term debt..................................   9,839    9,447     20,383     18,599
  Partners' equity in earnings and losses.....................   4,548    3,045      8,976      5,522
                                                              --------  -------   --------   --------
    Earnings before income taxes..............................  26,848   18,492     44,848     27,577
  Income taxes................................................  10,157    7,212     17,087     10,755
                                                              --------  -------   --------   --------
    Net earnings..............................................$ 16,691  $11,280   $ 27,761   $ 16,822
                                                              --------  -------   --------   --------
                                                              --------  -------   --------   --------
    Net earnings per common and common equivalent
     share....................................................$    .34  $   .23   $    .56   $    .35
                                                              --------  -------   --------   --------
                                                              --------  -------   --------   --------
Weighted average number of common and
 common equivalent shares outstanding (note 2)................  49,426   48,603     49,256     48,415
                                                              --------  -------   --------   --------
                                                              --------  -------   --------   --------



      See accompanying notes to combined condensed financial statements.

                             LA QUINTA INNS, INC.
                 COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30
                                                                   ---------------------
                                                                   1995             1994
                                                                   ----             ----
Cash flows from operating activities:
  Net earnings..................................................$  27,761         $  16,822
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization of property and equipment and
     fixed asset retirements....................................   20,630            17,772
    Partners' equity in earnings and losses.....................    8,976             5,522
    Changes in operating assets and liabilities:
      Receivables...............................................   (2,832)           (4,957)
      Income taxes..............................................    9,648             5,985
      Supplies and prepaid expenses.............................   (1,457)           (1,368)
      Accounts payable and accrued expenses.....................    2,123             1,425
      Deferred charges and other assets.........................      266               424
      Deferred credits and other................................    1,451              (225)
                                                                ---------          --------
        Net cash provided by operating activities...............   66,566            41,400
                                                                ---------          --------
Cash flows from investing activities:
  Capital expenditures other than acquisitions..................  (16,417)          (55,435)
  Purchase and conversion of inns...............................  (40,292)          (20,989)
  Purchase of partners' equity interests........................       --            (9,622)
  Decrease in notes receivable and other investments............    1,476             3,274
                                                                ---------          --------
    Net cash used by investing activities.......................  (55,233)          (82,772)
                                                                ---------          --------
Cash flows from financing activities:
  Proceeds from secured line of credit and long-term borrowings.  187,260           266,352
  Principal payments on secured line of credit and long-term
   borrowings................................................... (195,001)         (245,025)
  Capital distributions to partners.............................     (967)             (429)
  Dividends to shareholders.....................................   (2,344)           (1,533)
  Purchases of treasury stock...................................     (102)           (1,736)
  Net proceeds from stock transactions..........................    3,926             1,369
                                                                ---------          --------
    Net cash (used) provided by financing activities............   (7,228)           18,998
                                                                ---------          --------
Increase (decrease) in cash and cash equivalents................    4,105           (22,374)
Cash and cash equivalents at beginning of period................    2,589            23,848
                                                                ---------          --------
Cash and cash equivalents at end of period...................... $  6,694         $   1,474
                                                                ---------          --------
                                                                ---------          --------
Supplemental disclosure of cash flow information:
Interest paid................................................... $ 20,749         $  19,307
                                                                ---------          --------
                                                                ---------          --------
Income tax paid................................................. $  6,582         $   1,120
                                                                ---------          --------
                                                                ---------          --------
Income tax refunds.............................................. $    (51)        $     (12)
                                                                ---------          --------
                                                                ---------          --------



      See accompanying notes to combined condensed financial statements.

                             LA QUINTA INNS, INC.
                 COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30
                                                                   ---------------------
                                                                   1995             1994
                                                                   ----             ----
Supplemental schedule of non-cash investing
  and financing activities --
Tax benefit from stock options exercised........................  $4,111           $1,768
                                                                  ------           ------
                                                                  ------           ------



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

(2)  Earnings per Common and Common Equivalent Share

     The Board of Directors authorized three-for-two stock splits effective in March 1994 and October 1994. Earnings per share, the weighted average number of shares outstanding, shareholders' equity and the following information have been adjusted to give effect to each of these distributions. Primary and fully diluted earnings per share are not materially different.

     The weighted average number of common and common equivalent shares used in the computation of earnings per share are as follows:

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   JUNE 30                  JUNE 30
                                           -----------------------   -----------------------
                                              1995         1994         1995         1994
                                           ----------   ----------   ----------   ----------
Weighted average common shares issued......49,316,525   48,167,046   49,194,094   48,167,046
Effect of treasury stock...................(2,364,303)  (2,377,625)  (2,363,153)  (2,178,161)
Dilutive effect of stock options........... 2,473,451    2,813,747    2,424,772    2,426,108
                                           ----------   ----------   ----------   ----------
  Weighted average number of common and
   common equivalent shares................49,425,673   48,603,168   49,255,713   48,414,993
                                           ----------   ----------   ----------   ----------
                                           ----------   ----------   ----------   ----------

(3)  Long-Term Debt

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

     On April 21, 1995, the $35,000,000 Unsecured Line of Credit among La Quinta Development Partners, L.P. ("LQDP") and participating banks was amended. LQDP also completed negotiations for a $30,000,000, 364-day Unsecured Line of Credit with participating banks. The Unsecured Line of Credit and 364-day Unsecured Line of Credit bear interest at either LIBOR, the prime rate or certificate of deposit rate, plus LQDP's applicable margin, as defined in the related credit agreements. As of June 30, 1995, borrowings under both Unsecured Lines of Credit bear interest at either LIBOR plus 5/8%, the prime rate or the certificate of deposit rate plus 3/4%. LQDP's applicable margin is determined quarterly based upon predetermined levels of the Partnership's indebtedness to cash flows, as defined in the related credit agreements. The Unsecured Line of Credit and 364-day Unsecured Line of Credit mature May 31, 1997 and April 20, 1996, respectively. Both the Unsecured Line of Credit and the 364-day Unsecured Line of Credit will remain in existence following the AEW Partners, L.P. ("AEW") Transaction discussed in note 5.

     At June 30, 1995, the Company had $74,650,000 available on its existing credit facilities, including the Unsecured Line of Credit in LQDP. This amount was reduced to $26,450,000 on July 3, 1995 following the drawings to finance the AEW Transaction discussed in note 5.

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

(5)  Subsequent Event - Acquisition of Partner's Interest

     On June 15, 1995, AEW notified the Company that it would exercise its option, subject to certain conditions, to convert two-thirds of its ownership interest in LQDP into 5,299,821 shares of the Company's Common Stock and also agreed to sell its remaining ownership interest in LQDP to the Company for a negotiated price of $48.2 million in cash (collectively, the "AEW Transaction"). Under the terms of the LQDP Partnership Agreement, AEW paid $3,000,000 in 1990 for an option, subject to certain vesting and other conditions, to convert two-thirds of its ownership interest in LQDP into a specified number of shares (adjusted for stock splits, cash dividends and distributions from LQDP to AEW) of the Company's Common Stock. The AEW Transaction was consummated on July 3, 1995. The Company financed the cash portion of the AEW Transaction through borrowings under its and LQDP's bank credit facilities.

     Upon conversion of the partnership interest into La Quinta Common Stock, the Company issued 5,299,821 shares of Common Stock having a fair market value of $142.8 million based on the July 3, 1995 New York Stock Exchange closing price. During the third quarter of 1995, the Company will record net assets acquired at their fair market value of $96.4 million and a non-cash, non-recurring item of $46.4 million as a deduction presented below net earnings in the Statement of Operations (Conversion of Partner's Interest into Common Stock) in arriving at net earnings available to common shareholders. This non-recurring, non-cash item is directly attributable to the AEW Transaction.

     The sale to La Quinta of AEW's remaining one-third interest in LQDP will be accounted for as an acquisition of a minority interest and purchase accounting will be applied.

     As permitted under the Partnership Agreement, AEW has requested that the Common Stock be registered with the Securities and Exchange Commission for sale in an underwritten secondary public offering. Pursuant to this request, the Company has filed a registration statement with the Securities and Exchange Commission with respect to such sale.

     The following unaudited pro forma information reflects the combined results of operations of the Company as if the AEW Transaction had occurred on January 1, 1995 and January 1, 1994. The pro forma information gives effect to certain adjustments, including additional depreciation expense on property and equipment based on their fair values, increased interest expense on additional debt incurred, elimination of AEW's Partners' equity in earnings and losses and the related income tax effect of those adjustments. The pro forma information does not reflect the non-cash, non-recurring item described above.

(Unaudited)

                                              PRO FORMA            PRO FORMA
                                           SIX MONTHS ENDED        YEAR ENDED
                                             JUNE 30, 1995      DECEMBER 31, 1994
                                           ----------------     -----------------
                                           (in thousands, except per share data)
          Total revenues...................$206,778                  $362,242
                                           --------                  --------
                                           --------                  --------
          Net earnings.....................$ 31,085                  $ 41,050
                                           --------                  --------
                                           --------                  --------
          Earnings per share...............$    .57                  $    .76
                                           --------                  --------
                                           --------                  --------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis addresses the results of operations for the three month periods ended June 30, 1995 (the "1995 Three Months") and June 30, 1994 (the "1994 Three Months") and the six month periods ended June 30, 1995 (the "1995 Six Months") and June 30, 1994 (the "1994 Six Months").

     The Company's financial statements include the accounts of the Company's wholly-owned subsidiaries and unincorporated partnerships and joint ventures in which the Company has at least a 40% ownership interest and over which it exercises substantial legal, financial and operational control. References to "Managed Inns" are to those inns in which the Company owns less than a 40% interest and which are managed by the Company under long-term management contracts.

     On June 15, 1995, AEW Partners, L.P. ("AEW") notified the Company that it would exercise, subject to certain conditions, its option to convert two-thirds of its ownership interest in La Quinta Development Partners, L.P. ("LQDP") into 5,299,821 shares of the Company's Common Stock. AEW also agreed to sell the remaining one-third of its ownership interest in LQDP to the Company for a negotiated price of $48.2 million in cash (collectively, the "AEW Transaction"). The AEW Transaction was consummated on July 3, 1995. Upon conversion of the partnership interest into La Quinta Common Stock, the Company issued 5,299,821 shares of the Company's Common Stock having a fair market value of $142.8 million based on the July 3, 1995 New York Stock Exchange closing price. During the third quarter of 1995, the Company will record net assets acquired at their fair market value of $96.4 million and a non-cash, non-recurring item of $46.4 million associated with the exercise of AEW's conversion option as a deduction presented below net earnings in the Statement of Operations (Conversion of Partner's Interest into Common Stock) in arriving at net earnings available to common shareholders. This non-recurring, non-cash item is directly attributable to the AEW Transaction.

     During the second quarter of 1994, the Company purchased the limited partner's interest in one of its combined unincorporated joint ventures which owned one inn. On July 1, 1994, the Company purchased nine inns which it managed and which were previously held in two unincorporated joint ventures with CIGNA Investments, Inc. (the "CIGNA partnerships"). The Company has continued to operate these properties as La Quinta inns. Also during 1995 and 1994, La Quinta acquired nine and six additional inns, respectively, for conversion to the La Quinta -Registered Trademark- brand.

     During 1994, the Company entered into agreements with four Mexican investor groups (the "Development Accord") for the purpose of developing 22 La Quinta inns in 15 cities in Mexico. Each of the inns will be developed and 100% owned by a Mexican investor group and managed by the Company under long-term management agreements (pursuant to which the Company will receive management and licensing fees). On December 20, 1994, the Mexican government allowed the peso to trade freely against the U.S. dollar. As a result, the peso suffered a significant, immediate devaluation against the U.S. dollar. This resulted in economic conditions that have delayed commencement of construction of La Quinta inns under the Development Accord. The construction of the first La Quinta inn under the Development Accord is anticipated to begin when economic conditions in Mexico stabilize.

     The following chart shows certain historical operating statistics and revenue data. References to occupancy percentages and average daily rate ("ADR") refer to Company Inns (inns owned by the Company or by unincorporated partnerships and joint ventures in which the Company owns at least a 40% interest). Managed Inns and the La Quinta licensed inn are excluded from occupancy and ADR statistics for all periods for purposes of comparability. All financial data is related to Company Inns unless otherwise specified.

                               COMPARATIVE OPERATING STATISTICS AND REVENUE DATA
                               -------------------------------------------------
                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                      JUNE 30                   JUNE 30
                                --------------------     ---------------------
                                  1995        1994         1995         1994
                                --------     -------     --------     --------
                                      (amounts in thousands, except ADR)
Inn revenue.................... $107,938     $89,965     $202,661     $166,003
Restaurant rental and other....    2,052       1,977        4,017        3,796
Management services............       53         621          100        1,007
                                --------     -------     --------     --------
  Total revenues............... $110,043     $92,563     $206,778     $170,806
                                --------     -------     --------     --------
                                --------     -------     --------     --------
Occupancy percentage...........     75.7%       74.5%        72.3%        70.0%
ADR............................ $  51.24     $ 46.99     $  50.87     $  46.62
Available rooms (1)............    2,684       2,475        5,305        4,900
_______________________

(1) Available rooms represent the number of rooms available for sale multiplied by the number of days in the period reported.

     The following table describes the composition of inns in the La Quinta chain at:

                                         PRO FORMA
                                     JUNE 30, 1995 (1)            JUNE 30, 1994
                                 -------------------------   ------------------------
                                                LA QUINTA                   LA QUINTA
                                         TOTAL  EQUIVALENT           TOTAL  EQUIVALENT
                                 INNS    ROOMS    ROOMS(2)   INNS    ROOMS   ROOMS(2)
                                 ----    -----    --------   ----    -----   --------
Owned 100%........................228   29,352     29,352     167   21,144    21,144
Owned 40-80%......................  7      836        467      46    6,363     2,681
                                 ----    -----    --------   ----    -----   --------
Total Company owned and operated..235   30,188     29,819     213   27,507    23,825
Managed inns...................... --       --         --      10    1,324        12
Licensed inn......................  1      120         --       1      120        --
                                 ----    -----    --------   ----    -----   --------
                                  236   30,308     29,819     224   28,951    23,837
                                 ----    -----    --------   ----    -----   --------
                                 ----    -----    --------   ----    -----   --------

(1) Includes the effect of the AEW Transaction described above as though the transaction was completed on June 30, 1995.
(2) Represents the Company's proportionate ownership in system rooms.


THE 1995 THREE MONTHS COMPARED TO THE 1994 THREE MONTHS

     TOTAL REVENUES increased to $110,043,000 in the 1995 Three Months from $92,563,000 in the 1994 Three Months, an increase of $17,480,000, or 18.9%.
Of the total revenues reported in the 1995 Three Months, 98.1% were revenues from inns and 1.9% were revenues from restaurant rentals and other revenues.

     INN REVENUES are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, vending commissions, banquet revenues and laundry services. Inn revenues improved to $107,938,000 in the 1995 Three Months from $89,965,000 in the 1994 Three Months, an increase of $17,973,000 or 20.0%. The improvement in inn revenues was related to an increase in occupancy percentage and ADR along with the revenues associated with the acquisition of nine inns during 1995, the CIGNA partnerships in July 1994 and six inns since June 1994. Occupancy percentage increased to 75.7% in the 1995 Three Months from 74.5% in the 1994 Three Months. ADR increased to $51.24 in the 1995 Three Months from $46.99 in the 1994 Three Months. Improvements in both ADR and occupancy percentage are due, in part, to the substantial completion of the Company's image enhancement program in mid-1994, as well as general improvements in the hotel industry.


     RESTAURANT RENTAL AND OTHER REVENUES include rental payments from restaurant buildings owned by La Quinta and leased to and operated by third parties. Restaurant rental and other revenues increased to $2,052,000 in the 1995 Three Months from $1,977,000 in the 1994 Three Months, an increase of $75,000, or 3.8%. The increase is primarily the result of the additional restaurant buildings owned by the Company through the acquisition of the CIGNA partnerships.

     MANAGEMENT SERVICES REVENUE is primarily related to fees earned by the Company for services rendered in conjunction with Managed Inns. Management services revenue decreased to $53,000 in the 1995 Three Months from $621,000 in the 1994 Three Months. The decrease is due to the acquisition of the CIGNA partnerships in July 1994, eliminating the related management fees earned by the Company.

     DIRECT EXPENSES include costs directly associated with the operation of Company Inns. In the 1995 Three Months approximately 42.0% of direct expenses were represented by salaries, wages and related costs. Other major categories of direct expenses include utilities, property taxes, repairs and maintenance and room supplies. Direct expenses increased to $53,776,000 ($26.47 per occupied room) in the 1995 Three Months from $48,484,000 ($26.31 per occupied room) in the 1994 Three Months. The increase in direct expenses period over period is primarily attributable to the growth in number of inns and increase in occupancy. The increase is also impacted by rising labor costs in regions with low unemployment, increased credit card discounts resulting from a shift to more credit card paying customers and increased property taxes.

     CORPORATE EXPENSES include the costs of general management, office rent, training and field supervision of inn managers and other marketing and administrative expenses. The major components of corporate expenses are salaries, wages and related expenses and information systems. Corporate expenses increased to $4,894,000 ($1.82 per available room) in the 1995 Three Months from $4,428,000 ($1.71 per available room, including Managed Inns) in the 1994 Three Months, an increase of $466,000, or 10.5%. The increase in corporate expenses on a per available room basis is primarily the result of increases in inn manager training, transportation expenses from recruiting efforts and severance related costs for a former officer of the Company.

     DEPRECIATION, AMORTIZATION AND FIXED ASSET RETIREMENTS increased to $10,437,000 in the 1995 Three Months from $9,299,000 in the 1994 Three Months, an increase of $1,138,000, or 12.2%. This is due primarily to additions in fixed assets resulting from the acquisition of inns, including the CIGNA partnerships, and from the image enhancement program. Depreciation, amortization and fixed asset retirements also include retirements associated with the image enhancement program and other capital improvements.

     As a result of the above, OPERATING INCOME increased to $40,936,000 in the 1995 Three Months from $30,352,000 in the 1994 Three Months, an increase of $10,584,000, or 34.9%. Additionally, operating margins were up 4.4 percentage points, to 37.2% from 32.8%.

     INTEREST INCOME is primarily related to earnings on notes receivable and on short-term investments of Company funds in money market instruments prior to their use in operations or the acquisition of inns. Interest income decreased to $299,000 in the 1995 Three Months from $632,000 in the 1994 Three Months, a decrease of $333,000.

     INTEREST ON LONG-TERM DEBT increased to $9,839,000 in the 1995 Three Months from $9,447,000 in the 1994 Three Months, an increase of $392,000, or 4.1%. The increase is primarily attributable to the increase in the outstanding balance on the Company's credit facilities as a result of the acquisitions of the CIGNA partnerships and fifteen inns since June 1994.

     PARTNERS' EQUITY IN EARNINGS AND LOSSES reflects the interest of partners in the earnings and losses of the combined joint ventures and partnerships which are owned at least 40% and controlled by the Company. Partners' equity in earnings and losses increased to $4,548,000 in the 1995 Three Months from $3,045,000 in the 1994 Three Months. The increase is attributable to improvements in operating performance of inns and the increase in the number of inns in LQDP. Occupancy for the LQDP inns increased 3.4 percentage points and ADR increased by $3.50 in the 1995 Three Months compared to the 1994 Three Months. As of June 30, 1995, LQDP owned and operated 47 inns, compared to 37 inns at June 30, 1994.

     INCOME TAXES for the 1995 Three Months were calculated using an effective income tax rate of 37.8% compared to an effective income tax rate of 39% for the 1994 Three Months. The Company estimates that its annual effective income tax rate will be 38.1% in 1995, which reflects the impact of the difference between aggregate recorded cost and tax basis of acquired assets from the AEW Transaction. The reduction in the annual effective income tax rate also reflects a reduction of estimated state income tax expense.

     For the reasons discussed above, the Company reported NET EARNINGS of $16,691,000, or $.34 per share, in the 1995 Three Months compared to $11,280,000, or $.23 per share, in the 1994 Three Months, an increase in net earnings of $5,411,000, or 48.0%.

THE 1995 SIX MONTHS COMPARED TO THE 1994 SIX MONTHS

     TOTAL REVENUES increased to $206,778,000 in the 1995 Six Months from $170,806,000 in the 1994 Six Months, an increase of $35,972,000 or 21.1%. Of the total revenues reported in the 1995 Six Months, 98.0% were revenues from inns and 2.0% were revenues from restaurant rentals and other revenues.

     INN REVENUES improved to $202,661,000 in the 1995 Six Months from $166,003,000 in the 1994 Six Months, an increase of $36,658,000, or 22.1%.
The improvement in inn revenues was related to an increase in occupancy percentage and ADR along with the revenues associated with the acquisition of nine inns in the 1995 Six Months, the CIGNA partnerships in July 1994 and six inns in the last half of 1994. Occupancy percentage increased to 72.3% in the 1995 Six Months from 70.0% in the 1994 Six Months. ADR increased to $50.87 in the 1995 Six Months from $46.62 in the 1994 Six Months. Improvements in both ADR and occupancy percentage are due, in part, to the substantial completion of the Company's image enhancement program in mid-1994, as well as general improvements in the hotel industry. In the 1994 Six Months, the image enhancement program had only been partially completed.

     RESTAURANT RENTAL AND OTHER REVENUES increased to $4,017,000 in the 1995 Six Months from $3,796,000 in the 1994 Six Months, an increase of $221,000, or 5.8%. The increase is primarily the result of the additional restaurant buildings owned by the Company through the acquisition of the CIGNA partnerships.

     MANAGEMENT SERVICES REVENUE decreased to $100,000 in the 1995 Six Months from $1,007,000 in the 1994 Six Months. The decrease is due to the acquisition of the CIGNA partnerships in July 1994, eliminating the related management fees earned by the Company.

     Approximately 42.2% of DIRECT EXPENSES were represented by salaries, wages and related costs. Direct expenses increased to $103,128,000 ($26.88 per occupied room) in the 1995 Six Months from $93,149,000 ($27.18 per occupied room) in the 1994 Six Months. The increase in direct expenses period over period is primarily attributable to the growth in number of inns and increase in occupancy. The improvement in direct expenses per occupied room was primarily due to efficiencies the Company achieved in labor costs, repairs and maintenance and utilities expense and was partially offset by rising labor costs in regions with low unemployment, increased credit card discounts resulting from a higher percentage of guests paying with credit cards and increased property taxes.

     CORPORATE EXPENSES increased to $9,392,000 ($1.77 per available room) in the 1995 Six Months from $9,256,000 ($1.81 per available room, including Managed Inns) in the 1994 Six Months, an increase of $136,000, or 1.5%. The decrease in corporate expenses on a per available room basis is the result of the Company's efforts to control fixed costs, while executing its growth plan in order to increase operating profit.

     DEPRECIATION, AMORTIZATION AND FIXED ASSET RETIREMENTS increased to $20,630,000 in the 1995 Six Months from $17,772,000 in the 1994 Six Months, an increase of $2,858,000, or 16.1%. This is due primarily to the increase in fixed assets resulting from the acquisition of inns, including the CIGNA partnerships, and additions from the image enhancement program. Depreciation, amortization and fixed asset retirements also include retirements associated with the image enhancement program and other capital improvements.

     As a result of the above, OPERATING INCOME increased to $73,628,000 in the 1995 Six Months from $50,629,000 in the 1994 Six Months, an increase of $22,999,000, or 45.4%. Additionally, operating margins were up 6.0 percentage points, to 35.6% from 29.6%.

     INTEREST INCOME decreased to $579,000 in the 1995 Six Months from $1,069,000 in the 1994 Six Months, a decrease of $490,000.

     INTEREST ON LONG-TERM DEBT increased to $20,383,000 in the 1995 Six Months from $18,599,000 in the 1994 Six Months, an increase of $1,784,000, or 9.6%. The increase is primarily attributable to the increase in the outstanding balance on the Company's credit facilities as a result of the acquisitions of the CIGNA partnerships and 15 inns since June 1994.

     PARTNERS' EQUITY IN EARNINGS AND LOSSES increased to $8,976,000 in the 1995 Six Months from $5,522,000 in the 1994 Six Months. The increase is attributable to improvements in operating performance of the inns and the increase in the number of inns in LQDP. Occupancy for the LQDP inns increased 4.8 percentage points and ADR increased by $3.78 in the 1995 Six Months compared to the 1994 Six Months. As of June 30, 1995, LQDP owned and operated 47 inns, compared to 37 inns at June 30, 1994.

     INCOME TAXES for the 1995 Six Months were calculated using an effective income tax rate of 38.1% compared to an effective income tax rate of 39.0% for the 1994 Six Months. The effective income tax rate decrease reflects the estimated impact of the AEW Transaction as further described above and a reduction of estimated state income tax expense.

     For the reasons discussed above, the Company reported NET EARNINGS of $27,761,000, or $0.56 per share, in the 1995 Six Months compared to $16,822,000, or $0.35 per share, in the 1994 Six Months, an increase in net earnings of $10,939,000, or 65.0%.

ANALYSIS OF CASH FLOWS
- ----------------------

     At June 30, 1995, the Company had $6,694,000 of cash and cash equivalents, an increase of $4,105,000 from December 31, 1994. As of June 30, 1995, the Company had $74,650,000 available on its existing credit facilities, including the Unsecured Line of Credit in LQDP. This amount was reduced to $26,450,000 on July 3, 1995 following the drawings to finance the AEW Transaction discussed above.

     Net cash from operations improved to $66,566,000 in the 1995 Six Months from $41,400,000 in the 1994 Six Months, an increase of $25,166,000, or 60.8%. The increase is the result of the improvement in inn revenue and operating margins.

     Net cash used by investing activities decreased to ($55,233,000) in the 1995 Six Months from ($82,772,000) in the 1994 Six Months, a decrease of $27,539,000, or 33.3%. The 1995 Six Months and 1994 Six Months capital expenditures include the purchase of nine inns and six inns, respectively. The 1994 Six Months capital expenditures also include expenditures of approximately $40,103,000 related to the Company's image enhancement program and the purchase of the remaining Units of La Quinta Motor Inns Limited Partnership.

     Net cash used by financing activities was ($7,228,000) in the 1995 Six Months compared to net cash provided by financing activities of $18,998,000 in the 1994 Six Months. Payments on the Company's credit facilities, an increase in dividends to shareholders and a reduction in the proceeds received on the Company's credit facilities and long-term borrowings contributed to the increase in cash used by financing activities.

     EBITDA increased to $51,373,000 during the second quarter of 1995, an increase of 29.6% over the 1994 comparable period. EBITDA, as used above, is defined by the Company's debt covenants as earnings before net interest expense, income taxes, depreciation, amortization and fixed asset retirements, partners' equity in earnings and losses and loss on property transactions. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt.

     Capital expenditures planned by La Quinta for 1995 focus on acquisition and conversion of existing inns and construction of inns in markets where existing inns for acquisition and conversion are not readily available. The estimated additional cost to complete the conversion and renovation of inns for which commitments have been made is $9,716,000 at June 30, 1995.

     The Company broke ground for the new construction of one inn in June 1995 and one inn in July 1995. The Company is committed to approximately $12,773,000 for the completion of these inns.

     Funds on hand, internally generated future cash flows and funds available on the Company's credit facilities will be sufficient to meet capital requirements, as well as operating expenses and debt service requirements through at least the second quarter of 1996. From time to time, the Company will continue to evaluate the necessity of other financing alternatives.

                   Independent Accountants' Review Report
                   --------------------------------------



The Board of Directors
La Quinta Inns, Inc.:

We have reviewed the combined condensed balance sheet of La Quinta Inns, Inc. as of June 30, 1995, and the related combined condensed statements of operations for the three-month and six-month periods ended June 30, 1995 and 1994 and cash flows for the six-month periods ended June 30, 1995 and 1994. These combined condensed financial statements are the responsibility of the Company's management.

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

                                       KPMG Peat Marwick LLP

San Antonio, Texas
July 20, 1995

                         Part II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
- --------------------------

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     At the annual Shareholder's Meeting on May 25, 1995, the Company submitted to a vote to its shareholders the election of the following persons to serve as Directors of the Company until the 1996 Shareholder's Meeting.

                               NUMBER OF VOTES
                               ---------------

          Name of Nominee                    For               Withheld
          ---------------                    ---               --------
          Joseph F. Azrack                41,332,996           115,458
          William H. Cunningham           41,411,209            37,245
          Donald J. McNamara              41,332,264           116,190
          Gary L. Mead                    41,330,946           117,508
          Peter Sterling                  41,330,979           117,475
          Thomas M. Taylor                41,333,200           115,254


     Additionally, the shareholders approved the appointment of KPMG Peat Marwick, LLP as the Company's Independent Public Accountants by a vote of 41,432,922 "For", 8,259 "Against" and 7,273 "Abstain".

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------


(a)  Exhibits:
     ---------

     A list of all exhibits filed or included as part of this Quarterly Report on Form 10-Q is as follows:

   Exhibits  By Reference       Descriptions

     15      Filed Herewith     Letter from KPMG Peat Marwick LLP dated
                                 July 25, 1995

     27      Filed Herewith     Financial Data Schedule

(b)  Reports on Form 8-K:

     Registrant filed one Current Report on Form 8-K, dated June 15, 1995 with the Securities and Exchange Commission, which reported under Item 5 the Company's acquisition of the limited partnership interest in La Quinta Development Partners, L.P. from AEW Partners, L.P.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LA QUINTA  INNS, INC.
                                       (Registrant)

July 26, 1995                               By: /S/ William C. Hammett, Jr.
                                                ------------------------------
                                                William C. Hammett, Jr.
                                                Senior Vice President -
                                                Accounting and Administration

July 26, 1995                               By: /S/ Irene C. Primera
                                                ------------------------------
                                                Irene C. Primera
                                                Vice President - Controller