Form 10-Q
period 1995-09-30
LA QUINTA INNS INC
filed 1995-11-09
CIK 278243

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            _______________________

                                   FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995.

                                       OR

/ / TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER:  1-7790

                            _______________________

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

      Registrant's telephone number, including area code:(210) 302-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO
                                        ---      ------

                            _______________________


            Number of shares of Common Stock, $.10 par value
                  outstanding at September 30, 1995:


                                  52,467,225

                            _______________________

===============================================================================

                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                            LA QUINTA INNS, INC.
                      COMBINED CONDENSED BALANCE SHEETS
                      (in thousands, except share data)

                                                   September 30, 1995      December 31, 1994
                                                   ------------------      -----------------
                                                       (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents.....................       $    3,690             $    2,589
  Receivables (net of allowance of $154 and
   $441):
    Trade.......................................           12,780                 10,185
    Other.......................................            2,686                  2,363
  Supplies......................................            6,582                  7,474
  Prepaid expenses..............................            1,455                  1,202
  Deferred income taxes.........................            8,089                  7,223
                                                       ----------             ----------
        Total current assets....................           35,282                 31,036
                                                       ----------             ----------
Notes receivable, excluding current
 installments (net of allowance of $2,451
 and $3,351)....................................            2,838                  7,320
                                                       ----------             ----------
Investments.....................................            1,532                  2,647
                                                       ----------             ----------
Properties held for sale, at estimated net
 realizable value...............................            2,664                  2,664
                                                       ----------             ----------
Land held for development, at cost..............            1,324                  1,324
                                                       ----------             ----------
Property and equipment, at cost, substantially
 all pledged (note 5):
  Buildings.....................................          852,260                767,665
  Furniture, fixtures and equipment.............          131,585                124,336
  Land and leasehold improvements...............          179,586                150,311
                                                       ----------             ----------
        Total property and equipment............        1,163,431              1,042,312
  Less accumulated depreciation and
   amortization.................................          287,585                252,372
                                                       ----------             ----------
        Net property and equipment..............          875,846                789,940
                                                       ----------             ----------
Deferred charges and other assets, at cost less
 applicable amortization........................           11,590                 10,850
                                                       ----------             ----------

        Total assets............................       $  931,076             $  845,781
                                                       ----------             ----------
                                                       ----------             ----------

     See accompanying notes to combined condensed financial statements.

                             LA QUINTA INNS, INC.
                      COMBINED CONDENSED BALANCE SHEETS
                      (in thousands, except share data)


                                                   September 30, 1995      December 31, 1994
                                                   ------------------      -----------------
                                                       (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt
   (note 3).....................................       $ 14,419               $ 39,976
  Accounts payable:
    Trade.......................................         13,656                 10,292
    Other.......................................          6,232                  6,386
    Income taxes................................          8,191                  3,641
  Accrued expenses:
    Payroll and employee benefits...............         22,799                 21,238
    Interest....................................          5,145                  3,023
    Property taxes..............................         12,162                  8,387
    Other.......................................          1,191                  1,125
                                                       --------               --------
        Total current liabilities...............         83,795                 94,068
                                                       --------               --------
Long-term debt, excluding current installments
 (note 3).......................................        485,732                448,258
                                                       --------               --------
Deferred income taxes, pension and other........         20,995                 22,125
                                                       --------               --------
Partners' capital (note 4)......................          6,007                 92,099
                                                       --------               --------
Shareholders' equity:
  Common stock ($.10 par value; 100,000,000
   shares authorized, 54,833,831 and 48,758,528
   shares issued) (note 4)......................          5,483                  4,876
  Additional paid-in capital....................        221,658                 68,759
  Retained earnings.............................        126,366                134,409
  Minimum pension liability.....................         (1,474)                (1,474)
                                                       --------               --------
                                                        352,033                206,570
  Less treasury stock, at cost (2,366,606 and
   2,361,366 shares)............................         17,486                 17,339
                                                       --------               --------
        Total shareholders' equity..............        334,547                189,231
                                                       --------               --------
        Total liabilities and shareholders'
         equity.................................       $931,076               $845,781
                                                       --------               --------
                                                       --------               --------

       See accompanying notes to combined condensed financial statements.

                             LA QUINTA INNS, INC.
                  COMBINED CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                   Three months ended       Nine months ended
                                                      September 30            September 30
                                                    ----------------        -----------------
                                                    1995        1994        1995         1994
                                                    ----        ----        ----         ----
Revenues:
  Inn..........................................   $111,738    $102,271    $314,399     $268,274
  Restaurant rental and other..................      2,143       2,001       6,160        5,797
  Management services..........................         25          92         125        1,099
                                                  --------    --------    --------     --------
    Total revenues.............................    113,906     104,364     320,684      275,170
                                                  --------    --------    --------     --------
Operating costs and expenses:
  Direct.......................................     56,086      53,638     159,214      146,787
  Corporate....................................      4,574       4,489      13,966       13,745
  Depreciation, amortization and
   asset retirements...........................     10,131      10,305      30,761       28,077
  Provision for premature retirement of
   assets (note 5).............................      8,577          --       8,577           --
                                                  --------    --------    --------     --------
    Total operating costs and expenses.........     79,368      68,432     212,518      188,609
                                                  --------    --------    --------     --------
    Operating income...........................     34,538      35,932     108,166       86,561
                                                  --------    --------    --------     --------
Other (income) expense:
  Interest income..............................       (239)       (299)       (818)      (1,368)
  Interest on long-term debt...................     10,020      10,060      30,403       28,659
  Partners' equity in earnings (note 4)........        635       3,202       9,611        8,724
                                                  --------    --------    --------     --------
     Earnings before income taxes and
      extraordinary items......................     24,122      22,969      68,970       50,546
Income taxes...................................      9,190       8,958      26,277       19,713
                                                  --------    --------    --------     --------
     Earnings before extraordinary items.......     14,932      14,011      42,693       30,833
Extraordinary items, net of income taxes.......       (717)         --        (717)          --
                                                  --------    --------    --------     --------
     Net earnings..............................     14,215      14,011      41,976       30,833
Conversion of partner's interest into
 common stock (note 4).........................    (46,364)         --     (46,364)          --
                                                  --------    --------    --------     --------
     Net earnings (loss) available
      to shareholders..........................   $(32,149)   $ 14,011    $ (4,388)    $ 30,833
                                                  --------    --------    --------     --------
                                                  --------    --------    --------     --------
Earnings (loss) per common and
 common equivalent share:
  Earnings (loss) after conversion of
   partner's interest into common stock
   and before extraordinary items...............  $   (.58)   $    .29    $   (.07)    $    .64
  Extraordinary items, net of income taxes......      (.01)         --        (.02)          --
                                                  --------    --------    --------     --------
Net earnings (loss) available
 to shareholders................................  $   (.59)   $    .29    $   (.09)    $    .64
                                                  --------    --------    --------     --------
                                                  --------    --------    --------     --------
Weighted average number of common
 and common equivalent shares
 outstanding (note 2)...........................    54,869      48,600      51,127       48,477
                                                  --------    --------    --------     --------
                                                  --------    --------    --------     --------

      See accompanying notes to combined condensed financial statements.

                              LA QUINTA INNS, INC.
                 COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                         Nine months ended
                                                            September 30
                                                         -----------------
                                                          1995       1994
                                                         ------     ------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . .  $41,976    $30,833
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization of property
        and equipment and fixed asset retirements. . .   30,761     28,077
      Provision for premature retirement of assets . .    8,577       --
      Partners' equity in earnings . . . . . . . . . .    9,611      8,724
      Changes in operating assets and liabilities:
        Receivables  . . . . . . . . . . . . . . . . .   (3,122)    (4,530)
        Income taxes . . . . . . . . . . . . . . . . .    9,338      7,605
        Supplies and prepaid expenses. . . . . . . . .     (108)    (1,226)
        Accounts payable and accrued expenses. . . . .    9,702      5,988
        Deferred charges and other assets. . . . . . .      526      1,221
        Deferred credits and other . . . . . . . . . .    1,107      2,358
                                                        -------    -------

          Net cash provided by operating activities. .  108,368     79,050
                                                        -------     -------

Cash flows from investing activities:
        Construction and conversion of inns. . . . . .  (56,658)   (29,321)
        Other capital expenditures . . . . . . . . . .  (19,088)   (68,704)
        Purchase of partners' equity interests . . . .  (48,200)   (53,255)
        Decrease in notes receivable and other
          investments. . . . . . . . . . . . . . . . .    5,820      3,690
                                                        -------    -------

          Net cash used by investing activities. . . . (118,126)  (147,590)
                                                        -------    -------

Cash flows from financing activities:
        Proceeds from lines of credit and long-term
          borrowings . . . . . . . . . . . . . . . . .  532,394    354,352
        Principal payments on lines of credit and
          long-term borrowings . . . . . . . . . . . . (520,640)  (301,845)
        Capital distributions to partners. . . . . . .   (2,181)      (726)
        Dividends to shareholders. . . . . . . . . . .   (3,655)    (2,300)
        Purchases of treasury stock. . . . . . . . . .     (102)    (2,626)

        Net proceeds from stock transactions . . . . .    5,043      2,456
                                                        -------    -------
          Net cash provided by financing activities. .   10,859     49,311
                                                        -------    -------
Increase (decrease) in cash and cash equivalents . . .    1,101    (19,229)
Cash and cash equivalents at beginning of period . . .    2,589     23,848
                                                        -------    -------
Cash and cash equivalents at end of period . . . . . .    3,690      4,619
                                                        =======    =======

Supplemental disclosure of cash flow information:
Interest paid. . . . . . . . . . . . . . . . . . . . .  $29,098    $26,539
                                                        =======    =======
Income tax paid. . . . . . . . . . . . . . . . . . . .  $15,852    $ 6,583
                                                        =======    =======
Income tax refunds . . . . . . . . . . . . . . . . . .  $   (51)   $   (26)
                                                        =======    =======


       See accompanying notes to combined condensed financial statements.

                              LA QUINTA INNS, INC.
                   COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                 Nine Months Ended
                                                    September 30
                                                 -----------------
                                                  1995       1994
                                                 ------     ------
Supplemental schedule of non-cash
  investing and financing activities --

Conversion of partner's interest into
  common stock . . . . . . . . . . . . . . .   $142,764     $ --
                                               ========     ======
Tax benefit from stock options exercised . .      5,654      3,409
                                               ========     ======
Effect of stock splits . . . . . . . . . . .      --         1,616
                                               ========     ======


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

(2)  Earnings (loss) per Common and Common Equivalent Share

     Primary and fully diluted earnings per share are not materially different.

(3)  Long-Term Debt

     On September 12, 1995, the Company amended its credit facilities to provide the Company with a $200 million Unsecured Line of Credit and a $50 million 364-Day Unsecured Line of Credit (the "Amended Credit Facility") which mature September 2000 and August 1996, respectively. The Amended Credit Facility bears interest at the prime rate or LIBOR, plus an applicable margin, as defined in the related credit agreements. The applicable margin is determined quarterly based upon predetermined levels of indebtedness to cash flows or ratings received by specified credit rating agencies as defined in the related credit agreements. Currently, borrowings bear interest at either LIBOR plus 65 basis points or the prime rate. At September 30, 1995, the Company had $102,650,000 available on its Amended Credit Facility.

     In September 1995, the Company completed an offering of $100,000,000 in principal amount of 7.4% Senior Notes due 2005. The proceeds of the note offering were used to repay indebtedness under the Company's previous credit facilities and approximately $16.8 million of long-term mortgage debt with an average interest rate of 10.3%. As a result of the early extinguishment of this mortgage debt, the Company recognized extraordinary items of approximately $1,158,000 ($717,000 net of income taxes) from prepayment fees.

(4)  Acquisition of Partner's Interest

     On June 15, 1995, AEW Partners, L. P. ("AEW") notified the Company that it would exercise its option, subject to certain conditions, to convert two-thirds of its ownership interest in La Quinta Development Partners, L.P. ("LQDP") into 5,299,821 shares of the Company's Common Stock and also agreed to sell its remaining ownership interest in LQDP to the Company for a negotiated price of $48.2 million in cash (collectively, the "AEW Transaction"). Under the terms of the LQDP Partnership Agreement, AEW paid $3.0 million in 1990 for an option, subject to certain vesting and other conditions, to convert two-thirds of its ownership interest in LQDP into a specified number of shares (adjusted for stock splits, cash dividends and distributions from LQDP to AEW) of the Company's Common Stock. The AEW Transaction was consummated on July 3, 1995. The Company financed the cash portion of the AEW Transaction through borrowings under its bank credit facilities.

     Upon conversion of the partnership interest into La Quinta Common Stock, the Company issued 5,299,821 shares of Common Stock having a fair market value of $142.8 million based on the July 3, 1995 New York Stock Exchange closing price. The conversion was accounted for by increasing shareholders' equity by the $46.4 million value of the option and recording a $46.4 million non-recurring, non-cash adjustment entitled Converison of Partner's Interest into Common Stock below net earnings in the Statement of Operations. There will therefore be no net effect to shareholders' equity as a result of this accounting treatment.

     The sale to La Quinta of AEW's remaining one-third interest in LQDP was accounted for as an acquisition of a minority interest and purchase accounting was applied.

     As permitted under the LQDP Partnership Agreement, AEW requested that the Common Stock be registered with the Securities and Exchange Commission for sale in an underwritten secondary public offering. Pursuant to this request, the Company filed a registration statement, which became effective July 31, 1995, with the Securities and Exchange Commission with respect to such sale. AEW bore all of the costs related to the registration and sale of the Common Stock in the offering.

     The following unaudited pro forma information reflects the combined results of operations of the Company as if the AEW Transaction had occurred on January 1, 1995 and January 1, 1994. The pro forma information gives effect to certain adjustments, including additional depreciation expense on property and equipment based on their fair values, increased interest expense on additional debt incurred, elimination of AEW's Partners' equity in earnings and the related income tax effect of those adjustments. The pro forma information does not reflect the non-cash, non-recurring item described above.

                                                                              (Unaudited)
                                            Actual                  Pro Forma             Actual                Pro Forma
                                         Nine months ended      Nine months ended        Year ended            Year ended
                                        September 30, 1995     September 30, 1995     December 31, 1994     December 31, 1994
                                        ------------------     ------------------     -----------------     -----------------
                                                                 (in thousands, except per share data)
Total revenues. . . . . . . . . . . .       $320,684              $320,684                $362,242              $362,242
                                            ========              ========                ========              ========
Earnings before extraordinary
  items . . . . . . . . . . . . . . .       $ 42,693              $ 46,017                $ 37,815              $ 41,050
                                            ========              ========                ========              ========
Earnings per share  . . . . . . . . .       $    .84              $    .84                $    .78              $    .76
                                            ========              ========                ========              ========


(5)  Provision for Premature Retirement of Assets

     The Company launched its chain wide room upgrade program during which the Company will be replacing certain furniture and fixtures before the end of their normal useful lives and has, therefore, made adjustments to reflect shorter remaining lives. As a result, the Company will record non-cash provisions for premature retirement of assets totaling approximately $17.0 million, of which $13.0 million will be reported in 1995 and the remainder in 1996. The Company reported non-cash charges related to the premature retirement of these assets of approximately $8.6 million as a separate line item entitled "Provision for Premature Retirements of Assets" on the Statement of Operations for the current quarter.

(6)  Subsequent Event

     Through November 2, 1995, the Company committed to repurchase
67,500 shares of its Common Stock for approximately $1,735,000 under a plan previously approved by the Board of Directors to repurchase up to $10,000,000 of its Common Stock. Total repurchases under this plan approximate $8,849,000. On October 31, 1995, the Board of Directors authorized the repurchase of an additional $10,000,000 of its Common Stock. Purchases will be made from time to time in the open market as deemed appropriate by the Company.

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

     The Company is also party to various lawsuits and claims generally incidental to its business. The ultimate disposition of these and the above discussed matters are not expected to have a material adverse effect on the Company's financial position or results of operations.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis addresses the results of operations for the three month periods ended September 30, 1995 (the "1995 Three Months") and September 30, 1994 (the "1994 Three Months") and the nine month periods ended September 30, 1995 (the "1995 Nine Months") and September 30, 1994 (the "1994 Nine Months").

     The Company's financial statements include the accounts of the Company's wholly-owned subsidiaries and unincorporated partnerships and joint ventures in which the Company has at least a 40% ownership interest and over which it exercises substantial legal, financial and operational control. References to "Managed Inns" are to those inns in which the Company owns less than a 40% interest and which were managed by the Company under long-term management contracts.

     The following table describes the composition of inns in the La Quinta chain at:


                                 September 30, 1995                    December 31, 1994
                          --------------------------------     --------------------------------
                                                La Quinta                           La Quinta
                                      Total    Equivalent                  Total    Equivalent
                           Inns       Rooms     Rooms (1)       Inns       Rooms     Rooms (1)
                           ----      ------    ----------       ----      ------    ----------
Owned 100%                 227       29,137      29,137          176      22,296      22,296
Owned 40-80%                 7          836         467           49       6,675       2,803
                           ----      ------      ------          ---      ------      ------
Total Company owned
  and operated             234       29,973      29,604          225      28,971      25,099
                           ===       ======      ======          ===      ======      ======

(1)  Represents the Company's proportionate ownership in system rooms.


     The Company launched its room upgrade program designed to strengthen the Company's ability to gain additional market share and pricing advantage relative to its competitors. The program is intended to enhance the decor package of the rooms, including fresh colors, wood design furniture, contemporary bathrooms, new draperies and bedspreads and 25 inch televisions.
 Service enhancements include movies-on-demand, interactive video games, dataport telephones and greatly expanded free television channel choices. During implementation of this program, the Company will be replacing certain furniture and fixtures before the end of their normal useful lives and has, therefore, made adjustments to reflect shorter remaining lives. As a result, the Company will record non-cash provisions for premature retirement of assets totaling approximately $17.0 million, of which $13.0 million will be reported in 1995 and the remainder in 1996.

     The Company acquired ten inns during the nine months ended September 30, 1995 and six inns during the year ended 1994 for conversion to the La Quinta-Registered Trademark- brand. In some cases acquisition and conversion of existing properties is more cost effective than new construction.
However, in markets where existing inns for acquisition and conversion are not readily available at attractive discounts to replacement costs, the Company has begun the selective construction of new inns. The construction of five new inns was begun during 1995.

     On July 1, 1994, the Company purchased nine inns which it managed and which were previously held in two unincorporated joint ventures with CIGNA Investments, Inc. (the "CIGNA partnerships"). The Company has continued to operate these properties as La Quinta inns.

     On June 15, 1995, AEW Partners, L.P. ("AEW") notified the Company that it would exercise, subject to certain conditions, its option to convert two-thirds of its ownership interest in La Quinta Development Partners, L.P. ("LQDP") into 5,299,821 shares of the Company's Common Stock. AEW also agreed to sell the remaining one-third of its ownership interest in LQDP to the Company for a negotiated price of $48.2 million in cash (collectively, the "AEW Transaction"). The AEW Transaction was consummated on July 3, 1995. Upon conversion of the partnership interest into La Quinta Common Stock, the Company issued 5,299,821 shares of the Company's Common Stock having a fair market value of $142.8 million based on the July 3, 1995 New York Stock Exchange closing price. The conversion was accounted for by increasing shareholders' equity by the $46.4 million value of the option and recording a $46.4 million non-recurring, non-cash adjustment entitled Conversion of Partner's Interest into Common Stock below net earnings in the Statement of Operations. There will therefore be no net effect to shareholders' equity as a result of this accounting treatment.

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

                                    Comparative Operating Statistics and Revenue Data
                                 ----------------------------------------------------
                                   Three Months Ended          Nine Months Ended
                                      September 30                September 30
                                  --------------------        -------------------
                                   1995          1994          1995         1994
                                  ------        ------        ------       ------
                                            (amounts in thousands, except ADR)
Room revenue . . . . . . . . . . $107,621     $ 98,620       $302,805     $258,446
Other inn revenue  . . . . . . .    4,117        3,651         11,594        9,828
Restaurant rental and other. . .    2,143        2,001          6,160        5,797
Management services  . . . . . .       25           92            125        1,099
                                 --------     --------       --------     --------
  Total revenues . . . . . . . . $113,906     $104,364       $320,684     $275,170
                                 ========     ========       ========     ========
Occupancy percentage . . . . . .     75.8%        76.2%          73.5%        72.1%
ADR. . . . . . . . . . . . . . . $  51.76     $  48.97       $  51.18     $  47.49
Available rooms (1). . . . . . .    2,743        2,643          8,048        7,544

_______________

(1) Available rooms represent the number of rooms available for sale multiplied by the number of days in the period reported.


THE 1995 THREE MONTHS COMPARED TO THE 1994 THREE MONTHS

     TOTAL REVENUES increased to $113,906,000 in the 1995 Three Months from $104,364,000 in the 1994 Three Months, an increase of $9,542,000, or 9.1%. Of the total revenues reported in the 1995 Three Months, 98.1% were revenues from inns and 1.9% were revenues from restaurant rentals and other revenues.

     INN REVENUES are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, vending commissions, banquet revenues and laundry services. Inn revenues improved to $111,738,000 in the 1995 Three Months from $102,271,000 in the 1994 Three Months, an increase of $9,467,000 or 9.3%. The improvement in inn revenues was related to an increase in ADR along with the revenues associated with the acquisition of ten inns during 1995 and six inns in 1994. Occupancy percentage was essentially unchanged at 75.8% in the 1995 Three Months compared to 76.2% in the 1994 Three Months. ADR increased to $51.76 in the 1995 Three Months from $48.97 in the 1994 Three Months. Revenue per available room ("REVPAR," which is the product of occupancy percentage and ADR) increased 5.2% to $39.23 in the 1995 Three Months from $37.30 in the 1994 Three Months.

     RESTAURANT RENTAL AND OTHER REVENUES include rental payments from restaurant buildings owned by La Quinta and leased to and operated by third parties. Restaurant rental and other revenues increased to $2,143,000 in the 1995 Three Months from $2,001,000 in the 1994 Three Months, an increase of $142,000, or 7.1%.

     DIRECT EXPENSES include costs directly associated with the operation of Company Inns. In the 1995 Three Months approximately 41.0% of direct expenses were represented by salaries, wages and related costs. Other major categories of direct expenses include utilities, property taxes, repairs and maintenance and room supplies. Direct expenses increased to $56,086,000 ($26.98 per occupied room) in the 1995 Three Months from $53,638,000 ($26.64 per occupied room) in the 1994 Three Months. The increase in direct expenses period over period is primarily attributable to the growth in number of inns. The increase is also impacted by rising labor costs in regions with low unemployment and increased credit card fees resulting from an increase in the number of customers paying with credit cards.

     CORPORATE EXPENSES include the costs of general management, office rent, training and field supervision of inn managers and other marketing and administrative expenses. Corporate expenses increased to $4,574,000 ($1.67 per available room) in the 1995 Three Months from $4,489,000 ($1.70 per available room, including Managed Inns) in the 1994 Three Months, an increase of $85,000, or 1.9%.

     DEPRECIATION, AMORTIZATION AND FIXED ASSET RETIREMENTS decreased to $10,131,000 in the 1995 Three Months from $10,305,000 in the 1994 Three Months, a decrease of $174,000, or 1.7%. This decrease is primarily attributable to assets which have become fully depreciated during 1995 and a decrease in loss on retirement of fixed assets. Depreciation, amortization and fixed asset retirements include retirements associated with the image enhancement program, which was substantially complete by mid-1994 and other capital improvements.

     A PROVISION FOR PREMATURE RETIREMENT OF ASSETS totaling $8,577,000 was recorded during the 1995 Three Months. This non-cash charge is directly attributable to the Company's room upgrade program. During the program, the Company will be replacing certain furniture and fixtures before the end of their normal useful lives and has therefore made adjustments to reflect shorter remaining lives.

     As a result of the above, OPERATING INCOME decreased to $34,538,000 in the 1995 Three Months from $35,932,000 in the 1994 Three Months, a decrease of $1,394,000, or 3.9%. Operating income before the provision for premature retirement of assets increased to $43,115,000 in the 1995 Three Months from $35,932,000 in the 1994 Three Months, an increase of $7,183,000 or 20.0%.

     INTEREST ON LONG-TERM DEBT remained relatively constant at $10,020,000 in the 1995 Three Months compared to $10,060,000 in the 1994 Three Months. While long-term debt, including current installments has increased, the Company's weighted average interest rate on long-term borrowings decreased due to favorable interest rates negotiated in the Amended Credit Facility and the issuance of the 7.4% Senior Notes due 2005, along with improved market conditions.

     PARTNERS' EQUITY IN EARNINGS reflects the interest of partners in the earnings of the combined joint ventures and partnerships which are owned at least 40% and controlled by the Company. Partners' equity in earnings decreased to $635,000 in the 1995 Three Months from $3,202,000 in the 1994 Three Months, a decrease of $2,567,000. This decrease is primarily attributable to the elimination of LQDP's equity in earnings as a result of the AEW Transaction.

     INCOME TAXES for the 1995 Three Months were calculated using an effective income tax rate of 38.1% compared to an effective income tax rate of 39% for the 1994 Three Months. The Company estimates that its annual effective income tax rate will be 38.1% in 1995, which reflects the impact of the difference between aggregate recorded cost and tax basis of acquired assets from the AEW Transaction. The reduction in the annual effective income tax rate also reflects a reduction of estimated state income tax expense.

     For the reasons discussed above, EARNINGS BEFORE EXTRAORDINARY ITEMS increased to $14,932,000 in the 1995 Three Months from $14,011,000 in the 1994 Three Months, an increase of $921,000, or 6.6%.

     EXTRAORDINARY ITEMS, NET OF TAX, of ($717,000), or ($.01) per share, were recorded in the 1995 Three Months and resulted primarily from prepayment fees related to the early extinguishment of approximately $16,800,000 of long-term mortgage debt with an average interest rate of 10.3%.

     NET EARNINGS increased to $14,215,000 in the 1995 Three Months from $14,011,000 in the 1994 Three Months, an increase of $204,000, or 1.5%.

     During the 1995 Three Months, the Company recorded a non-cash, non-recurring charge of $46,364,000 as "Conversion of Partner's Interest into Common Stock" which was directly attributable to the AEW Transaction. This charge reduced NET EARNINGS (LOSS) AVAILABLE TO SHAREHOLDERS to
($32,149,000), or ($.59) per share, in the 1995 Three Months from $14,011,000, or $0.29 per share, in the 1994 Three Months.

THE 1995 NINE MONTHS COMPARED TO THE 1994 NINE MONTHS

     TOTAL REVENUES increased to $320,684,000 in the 1995 Nine Months from $275,170,000 in the 1994 Nine Months, an increase of $45,514,000 or 16.5%.
Of the total revenues reported in the 1995 Nine Months, 98.0% were revenues from inns and 2.0% were revenues from restaurant rentals and other revenues.

     INN REVENUES improved to $314,399,000 in the 1995 Nine Months from $268,274,000 in the 1994 Nine Months, an increase of $46,125,000, or 17.2%.
The improvement in inn revenues was related to an increase in occupancy percentage and ADR along with the revenues associated with the acquisition of ten inns in the 1995 Nine Months, the CIGNA partnerships in July 1994 and six inns in the last half of 1994. Occupancy percentage increased to 73.5% in the 1995 Nine Months from 72.1% in the 1994 Nine Months. ADR increased to $51.18 in the 1995 Nine Months from $47.49 in the 1994 Nine Months. Improvements in both ADR and occupancy percentage are due, in part, to the substantial completion of the Company's image enhancement program in mid-1994. REVPAR increased 9.8% to $37.62 in the 1995 Nine Months from $34.25 in the 1994 Nine Months.

     RESTAURANT RENTAL AND OTHER REVENUES increased to $6,160,000 in the 1995 Nine Months from $5,797,000 in the 1994 Nine Months, an increase of $363,000, or 6.3%. The increase is primarily the result of the additional restaurant buildings owned by the Company through the acquisition of the CIGNA partnerships.

     MANAGEMENT SERVICES REVENUE decreased to $125,000 in the 1995 Nine Months from $1,099,000 in the 1994 Nine Months. The decrease is due to the acquisition of the CIGNA partnerships in July 1994, eliminating the related management fees earned by the Company.

     In the 1995 Nine Months, approximately 41.8% of DIRECT EXPENSES were represented by salaries, wages and related costs. Direct expenses increased to $159,214,000 ($26.91 per occupied room) in the 1995 Nine Months from $146,787,000 ($26.98 per occupied room) in the 1994 Nine Months. The increase in direct expenses period over period is primarily attributable to the growth in number of inns and increase in occupancy. The improvement in direct expenses per occupied room was primarily due to efficiencies the Company achieved in repairs and maintenance and utilities expense and was partially offset by rising labor costs in regions with low unemployment and increased credit card fees resulting from an increase in the number of customers paying with credit cards.

     CORPORATE EXPENSES increased to $13,966,000 ($1.74 per available room) in the 1995 Nine Months from $13,745,000 ($1.77 per available room, including Managed Inns) in the 1994 Nine Months, an increase of $221,000, or 1.6%. The increase was primarily the result of severance related costs for a former officer of the Company.

     DEPRECIATION, AMORTIZATION AND FIXED ASSET RETIREMENTS increased to $30,761,000 in the 1995 Nine Months from $28,077,000 in the 1994 Nine Months, an increase of $2,684,000, or 9.6%. This is due primarily to the increase in fixed assets resulting from the acquisition of inns, including the CIGNA partnerships, and additions from the image enhancement program, which was substantially complete by the end of 1994. The increase is partially offset by a reduction in depreciation on assets which have become fully depreciated during 1995 and a decrease in loss on retirement of fixed assets. Depreciation, amortization and fixed asset retirements also include retirements associated with the image enhancement program and other capital improvements.

     A PROVISION FOR PREMATURE RETIREMENT OF ASSETS totaling $8,577,000 was recorded during the 1995 Nine Months. This non-cash charge is directly attributable to the Company's room upgrade program. During the program, the Company will be replacing certain furniture and fixtures before the end of their normal useful lives and has therefore made adjustments to reflect shorter remaining lives.

     As a result of the above, OPERATING INCOME increased to $108,166,000 in the 1995 Nine Months from $86,561,000 in the 1994 Nine Months, an increase of $21,605,000, or 25.0%. Operating income before the provision for premature retirement of assets increased to $116,743,000 in the 1995 Nine Months from $86,561,000 in the 1994 Nine Months, an increase of $30,182,000, or 34.9%.

     INTEREST ON LONG-TERM DEBT increased to $30,403,000 in the 1995 Nine Months from $28,659,000 in the 1994 Nine Months, an increase of $1,744,000, or 6.1%. The increase is primarily attributable to the increase in the outstanding balance on the Company's credit facilities as a result of the AEW Transaction and the acquisitions of the CIGNA partnerships and 16 inns since June 1994. While long-term debt, including current installments has increased, the Company's weighted average interest rate on long-term borrowings decreased due to favorable interest rates negotiated in the Amended Credit Facility and the issuance of the 7.4% Senior Notes due 2005, along with improved market conditions.

     PARTNERS' EQUITY IN EARNINGS increased to $9,611,000 in the 1995 Nine Months from $8,724,000 in the 1994 Nine Months. The increase is attributable to improvements in operating performance of the inns and the increase in the number of inns in LQDP, which was included in partners' equity in earnings before the AEW Transaction.

     INCOME TAXES for the 1995 Nine Months were calculated using an effective income tax rate of 38.1% compared to an effective income tax rate of 39.0% for the 1994 Nine Months. The effective income tax rate decrease reflects the estimated impact of the AEW Transaction as further described above and a reduction of estimated state income tax expense.

     For the reasons discussed above, EARNINGS BEFORE EXTRAORDINARY ITEMS increased to $42,693,000 in the 1995 Nine Months from $30,833,000 in the 1994 Nine Months, an increase of $11,860,000, or 38.5%.

     EXTRAORDINARY ITEMS, NET OF TAX, of ($717,000), or ($0.02) per share, were recorded in the 1995 Nine Months and resulted primarily from prepayment fees related to the early extinguishment of approximately $16,800,000 of long-term mortgage debt at an average interest rate of 10.3%.

     NET EARNINGS increased to $41,976,000 in the 1995 Nine Months from $30,833,000 in the 1994 Three Months, an increase of $11,143,000, or 36.1%.

     During the 1995 Nine Months, the Company recorded a non-cash, non-recurring charge of $46,364,000 as "Conversion of Partner's Interest into Common Stock" which was directly attributable to the AEW Transaction. This charge reduced NET EARNINGS (LOSS) AVAILABLE TO SHAREHOLDERS to ($4,388,000), or ($0.09) per share, in the 1995 Nine Months from $30,833,000, or $0.64 per share, in the 1994 Nine Months.

ANALYSIS OF CASH FLOWS

     At September 30, 1995, the Company had $3,690,000 of cash and cash equivalents, an increase of $1,101,000 from December 31, 1994. As of September 30, 1995, the Company had $102,650,000 available on its Amended Credit Facility, as defined below.

     On September 12, 1995, the Company amended its credit facilities to provide the Company with a $200 million Unsecured Line of Credit and a $50 million 364-Day Unsecured Line of Credit (the "Amended Credit Facility") which mature September 2000 and August 1996, respectively. The Amended Credit Facility bears interest at the prime rate or LIBOR, plus an applicable margin, as defined in the related credit agreements. The applicable margin is determined quarterly based upon predetermined levels of indebtedness to cash flows or ratings received by specified rating agencies as defined in the related credit agreements. Currently, borrowings bear interest at either LIBOR plus 65 basis points or the prime rate.

     In September 1995, the Company completed an offering of $100,000,000 in principal amount of 7.4% Senior Notes due 2005. The proceeds of the note offering were used to repay indebtedness under the Company's previous credit facilities and approximately $16.8 million of long-term mortgage debt with an average interest rate of 10.3%. As a result of the early extinguishment of this mortgage debt, the Company recognized extraordinary items of approximately $1,158,000 ($717,000 net of income taxes) from prepayment fees.

     Net cash from operations improved to $108,368,000 in the 1995 Nine Months from $79,050,000 in the 1994 Nine Months, an increase of $29,318,000 or 37.1%. The increase is the result of the improvement in inn revenue and operating margins.

     Net cash used by investing activities decreased to ($118,126,000) in the 1995 Nine Months from ($147,590,000) in the 1994 Nine Months, a decrease of $29,464,000, or 20.0%. The 1995 Nine Months and 1994 Nine Months capital expenditures include the purchase of ten inns and four inns, respectively. The 1995 Nine Months also includes the purchase of one-third of AEW's ownership interest in LQDP. The 1994 Nine Months also includes expenditures of approximately $47,684,000 related to the Company's image enhancement program and the purchase of the remaining Units of La Quinta Motor Inns Limited Partnership.

     Net cash provided by financing activities was $10,859,000 in the 1995 Nine Months compared to $49,311,000 in the 1994 Nine Months. The decrease in cash provided by financing activities resulted primarily from a decrease in the excess of proceeds from lines of credit and long-term borrowings over principal payments on lines of credit and long-term borrowings.

     EBITDA increased to $53,246,000 during the third quarter of 1995, an increase of 15.2% over the 1994 comparable period. EBITDA, as used above, is defined as earnings before net interest expense, income taxes, depreciation, amortization and fixed asset retirements, partners' equity in earnings and provision for premature retirement of assets. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt.

     In the 1995 Nine Months, the Company began its chain wide room upgrade program. The Company will spend approximately $73 million in excess of its normal maintenance capital expenditures during the program period of 1995 through 1998, with approximately $69 million of this excess anticipated to be spent in 1995 and 1996. The capital requirements of the program will be funded from internally generated cash flows and is not anticipated to have an adverse effect on the Company's ability to fund its operations. The Company has made commitments of approximately $32.3 million for this program as of October 31, 1995.

     Additional capital expenditures planned by La Quinta for the remainder of 1995 and 1996 focus on the expansion of inns, the acquisition and conversion of inns and the construction of new inns in markets where inns for acquisition and conversion are not readily available. The estimated additional cost to complete the expansion of inns, conversion of acquired inns and construction of new inns for which commitments have been made is approximately $45.6 million at October 31, 1995.

     Funds on hand, internally generated future cash flows and funds available on the Company's Amended Credit Facility will be sufficient to meet capital requirements, as well as operating expenses and debt service requirements through at least the third quarter of 1996. From time to time, the Company will continue to evaluate the necessity of other financing alternatives.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT






The Board of Directors
La Quinta Inns, Inc.:

We have reviewed the combined condensed balance sheet of La Quinta Inns, Inc. as of September 30, 1995, and the related combined condensed statements of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 and cash flows for the nine-month periods ended September 30, 1995 and 1994. These combined condensed financial statements are the responsibility of the Company's management.

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




San Antonio, Texas
October 31, 1995

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS:

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


     *4(a) Form of Indenture between La Quinta Inns, Inc. and U.S. Trust Company of Texas, N.A., as Trustee.

     *4(b)     Form of Senior Note of La Quinta Inns, Inc.

    *10(a) Amended and Restated Credit Agreement (Facility A), dated as of September 12, 1995, among La Quinta Inns, Inc., Certain Lenders and NationsBank of Texas, N.A., as Administrative Lender.

    *10(b) Amended and Restated Credit Agreement (Facility B), dated as of September 12, 1995, among La Quinta Inns, Inc., Certain Lenders and NationsBank of Texas, N.A., as Administrative Lender.

    *10(c) Fifth Amended and Restated Master Covenant Agreement, dated as of September 12, 1995 between La Quinta Inns, Inc. and the Banks party thereto (NationsBank of Texas, N.A.).

    *10(d) Fifth Amended and Restated Master Covenant Agreement, dated as of September 12, 1995 between La Quinta Inns, Inc. and the Banks party thereto (First Interstate Bank of Texas, N.A.).

     15 Letter from KPMG Peat Marwick LLP dated October 31, 1995 filed herewith.

     27        Financial Data Schedule filed herewith.
    ___________________________

    * Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-61755) and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LA QUINTA  INNS, INC.
                                   (Registrant)


November 9, 1995                        By:/S/ William C. Hammett, Jr.
                                           -----------------------------------
                                        William C. Hammett, Jr.
                                        Senior Vice President - Accounting and
                                         Administration


November 9, 1995                        By:/S/ Irene C. Primera
                                           -----------------------------------
                                        Irene C. Primera
                                        Vice President - Controller