Form 10-K
period 1995-12-31
LA QUINTA INNS INC
filed 1996-02-21
CIK 278243

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                -------------

                                  FORM 10-K

(Mark One)

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                     OR
/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                             YES   X        NO
                                 -----         ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

     The aggregate market value of the voting stock held by non-affiliates of registrant as of January 31, 1996 was $1,164,535,356. As of January 31, 1996, there were 51,420,612 shares of registrant's Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the following document are incorporated by reference into the designated parts of this Form 10-K: definitive Proxy Statement, dated on or about April 15, 1996 relating to Registrant's 1996 Annual Meeting of Shareholders (in Part III), which Registrant intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               FORM 10-K INDEX


                                   PART I

                                                                                 PAGE
                                                                                 ----
Item 1.   Business ...........................................................      3

Item 2.   Properties .........................................................      7

Item 3.   Legal Proceedings ..................................................     10

Item 4.   Submission of Matters to a Vote of Security Holders ................     10

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters ............................................................     11

Item 6.   Selected Financial Data ............................................     12

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..........................................     14

Item 8.   Financial Statements and Supplementary Data ........................     22

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure ...........................................     45

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant .................     45

Item 11.  Executive Compensation .............................................     46

Item 12.  Security Ownership of Certain Beneficial Owners and Management .....     46

Item 13.  Certain Relationships and Related Transactions .....................     46

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...     46

Signatures ...................................................................     49


     This Annual Report on Form 10-K for the year ended December 31, 1995, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any registration statement or prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report contains information that is forward-looking, such as the timing and cost of its inn construction and Gold Medal room construction programs, its anticipated capital requirements and the results of legal proceedings. Such forward-looking information involves risks and uncertainties that could significantly affect expected results. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, the pricing and availability of construction materials and changes in the competitive environment in which the Company operates.

                                    PART I

ITEM 1.   BUSINESS

     La Quinta Inns, Inc. ("La Quinta" or the "Company") is the second largest owner/operator of hotels in the United States, with 237 inns and more than 30,000 rooms. La Quinta operates primarily in the mid-priced segment of the lodging industry. La Quinta achieved an occupancy percentage of 70.8% and an average daily room rate ("ADR") of $51.07 for the year ended December 31, 1995. The Company has inns located in 29 states, concentrated in the Western and Southern United States. La Quinta currently owns a 100% interest in 230 of its inns and a 50% or greater interest in an additional seven inns. La Quinta's business strategy is to continue to expand its successful core business as an owner/operator in the mid-priced segment of the lodging industry.

     The Company was founded in San Antonio, Texas in 1968. La Quinta was originally incorporated and became a publicly traded entity in 1972 and is incorporated under the laws of the State of Texas. The principal executive offices are located at Weston Centre, 112 East Pecan Street, P.O. Box 2636, San Antonio, Texas 78299-2636, telephone (210) 302-6000.

PRODUCT

     La Quinta inns appeal to guests who desire high-quality rooms, convenient locations and attractive prices, but who do not require banquet and convention facilities, in-house restaurants, cocktail lounges or room service. By eliminating the costs of these management-intensive facilities and services, La Quinta believes it offers its customers exceptional value by providing rooms that are comparable in quality to full-service hotels at lower prices.

     The typical La Quinta inn contains approximately 130 spacious, quiet and comfortably furnished guest rooms averaging 300 square feet in size. Guests at a La Quinta inn are offered a wide range of amenities and services, such as its complimentary First Light-TM- breakfast program, including cereal and fruit, free unlimited local telephone calls, Airborne Express Service, a swimming pool, same-day laundry and dry cleaning, fax services, 24-hour front desk message service and free parking. Amenities to be added in connection with the Company's Gold Medal-TM- rooms program include new 25 inch remote control televisions with greatly expanded free television channel choices, movies-on-demand, interactive video games from Nintendo-Registered Trademark- and dataport telephones for computer connections. La Quinta guests typically have convenient access to food service at adjacent free-standing restaurants, including national chains such as Cracker Barrel, International House of Pancakes, Denny's and Perkins. La Quinta has an ownership interest in 126 of these adjacent buildings, which are leased to restaurant operators.

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

          LA QUINTA OWNERSHIP AND MANAGEMENT OF INNS - In contrast to many of its competitors, La Quinta manages and has ownership interests in all of its inns. At December 31, 1995, the Company owned 100% of 230 inns and 50% or more of an additional seven inns. As a result, the Company believes it is able to achieve a higher level of consistency in both product quality and service than its competition. In addition, La Quinta's position as one of the few owner-operated chains enables La Quinta to offer new services, direct expansion, establish pricing strategy and to make other marketing decisions on a system-wide or local basis as conditions dictate, without consulting third-party owners, management companies or franchisees as required of most other lodging chains. The Company's management of the inns also enables it to control costs and allocate resources effectively to provide excellent value to the consumer.

          GOLD MEDAL ROOMS PROGRAM - During 1995, La Quinta launched its Gold Medal rooms program designed to strengthen the Company's ability to gain additional market share and pricing advantage relative to its competitors. The program is intended to improve the quality, functionality and value of the guest rooms by enhancing the decor package, including fresh, new colors, rich wood furniture, contemporary bathrooms, built-in closets, oversized desks, 25 inch televisions and new draperies and bedspreads. Service enhancements include movies-on-demand, interactive video games from Nintendo, dataport telephones for computer connections and greatly expanded free television channel choices.

          IMAGE ENHANCEMENT PROGRAM - In 1994, La Quinta completed a comprehensive chainwide image enhancement program which gave the inns a new, fresh, crisp appearance while preserving their unique character. The program featured new signage displaying a new logo as well as exterior and lobby upgrades including brighter colors, more extensive lighting, additional landscaping, enhanced guest entry and a full lobby renovation with contemporary furnishings and seating area for the complimentary First Light breakfast program.

          REGIONALLY FOCUSED GROWTH - During 1995, La Quinta purchased eleven lodging facilities for conversion to the La Quinta-Registered Trademark- brand, approved the construction of ten new inns, which will open between April and December 1996, and approved room additions at four inns. It is anticipated that the Company's growth in 1996 will continue to include acquisition and conversion of lodging facilities and selected new development in strategic markets.

COMPETITION

     Each La Quinta inn competes in its market area with numerous full service lodging brands, especially in the mid-priced segment, and with numerous other hotels, motels and other lodging establishments. Chains such as Hampton Inns, Fairfield Inns and Drury Inns are direct competitors of La Quinta. Other competitors include Holiday Inns, Ramada Inns, Red Roof Inns and Comfort Inns. There is no single competitor or group of competitors of La Quinta that is dominant in the lodging industry. Competitive factors in the industry include reasonableness of room rates, quality of accommodations, degree of service and convenience of locations.

     The lodging industry in general, including La Quinta, may be adversely affected by national and regional economic conditions and government regulations. The demand for accommodations at a particular inn may be adversely affected by many factors including changes in travel and weather patterns, local and regional economic conditions and the degree of competition with other lodging establishments in the area.

STRUCTURE AND OWNERSHIP

     The Company is a combined entity comprised of La Quinta Inns, Inc., which owns and operates 230 inns through wholly-owned subsidiaries and partnerships and 7 inns through combined unincorporated partnerships and joint ventures.

     In 1995, the Company acquired all of AEW Partners, L.P. ("AEW") limited partner's interest in La Quinta Development Partners, L.P. ("LQDP"), which owned 47 inns. The acquisition was effected through the issuance of common stock and cash as described below.

     On June 15, 1995, AEW notified the Company that it would exercise, subject to certain conditions, its option to convert two-thirds of its ownership interest in LQDP into 5,299,821 shares of the Company's Common Stock. AEW also agreed to sell the remaining one-third of its ownership interest in LQDP to the Company for a negotiated price of $48.2 million in cash (collectively, the "AEW Transaction"). The AEW Transaction was consummated on July 3, 1995. Upon conversion of the partnership interest into La Quinta Common Stock, the Company issued 5,299,821 shares of the Company's Common Stock having a fair market value of $142.8 million based on the July 3, 1995 New York Stock Exchange closing price. The conversion was accounted for by increasing shareholders' equity by the $46.4 million value of the option and recording a $46.4 million non-cash adjustment entitled Conversion of Partner's Interest into Common Stock below net earnings in the Statement of Operations. There was therefore no effect to shareholders' equity as a result of this accounting treatment. The sale to La Quinta of AEW's remaining one-third interest in LQDP was accounted for as an acquisition of a minority interest and purchase accounting was applied.

     On January 24, 1994, the Company concluded the acquisition of La Quinta Motor Inns Limited Partnership ("the Partnership" or "LQP"), which owned 31 La Quinta inns that were managed by the Company. The operations of LQP were accounted for under the equity method until December 1, 1993, and were included in the combined financial statements of the Company thereafter. In July 1994, the Company purchased nine La Quinta inns previously held in two unincorporated joint ventures with CIGNA Investments, Inc. (the "CIGNA partnerships") in which the Company held a 1% interest and also managed. Also, during the second quarter of 1994, the Company purchased the limited partners' interest in one of the Company's combined unincorporated joint ventures which owned one inn. The aggregate purchase price of these transactions was $53,255,000 of which a portion was financed through the Company's credit facilities.

     During 1993, the Company acquired, in separately negotiated transactions, the limited partners' interests in 14 of the Company's combined unincorporated partnerships and joint ventures which owned 44 La Quinta inns. The Company purchased the ownership interests for an aggregate purchase price of $87,897,000 which included cash at closing, the assumption of $22,824,000 of existing debt attributable to certain limited partners' interests, and $29,878,000 in notes to certain sellers.

     The Board of Directors of the Company authorized three-for-two stock splits effected in the form of stock dividends effective in October 1994, March 1994 and October 1993. References to the Company's common stock prior to the October 1993 split are described herein as "pre-split" and references to the Company's common stock after the October 1994 split are described herein as "post-split".


     The following table describes the composition of inns in the La Quinta chain at:

                                    DECEMBER 31, 1995               DECEMBER 31, 1994
                               ---------------------------     ---------------------------
                                                LA QUINTA                       LA QUINTA
                                                EQUIVALENT                      EQUIVALENT
                               INNS   ROOMS     ROOMS (1)      INNS    ROOMS    ROOMS (1)
                               ----   ------    ----------     ----    ------   ----------
Owned 100% (2) ............    230    29,522     29,522        176     22,296    22,296
Owned 40-80% ..............      7       836        467         50      6,775     2,843
                               ---    ------     ------        ---     ------    ------
Total Company owned .......    237    30,358     29,989        226     29,071    25,139
                               ---    ------     ------        ---     ------    ------
                               ---    ------     ------        ---     ------    ------

(1)  Represents the Company's proportionate ownership interest in system rooms.

(2) At December 31, 1995, includes two inns acquired in 1995 that were closed for conversion to the La Quinta brand and are expected to re-open in 1996.

     JOINT VENTURES AND PARTNERSHIPS. Prior to 1993, La Quinta financed its development, in part, through partnerships and joint ventures with large insurance companies or financial institutions. Under the terms of the joint venture and partnership agreements, available cash flow was generally used to pay debt and provide for capital improvements, with remaining cash flow being distributed to the partners in accordance with their respective ownership interests. Since 1993, the Company has purchased the interests in 18 partnerships and unincorporated joint ventures, including LQDP and the CIGNA partnerships. In addition, the Company successfully completed the acquisition of LQP in January 1994. At December 31, 1995, the Company had ownership interests between 50% and 67% in seven unincorporated joint ventures and partnerships.

OPERATIONS

     Management of the La Quinta chain is coordinated from the Company's headquarters in San Antonio, Texas. Centralized corporate services and functions include marketing, financing, accounting and reporting, purchasing, quality control, development, legal, reservations and training.

     Inn operations are currently organized into Eastern, Western and Central divisions with each division headed by a Divisional Vice President. Regional Managers report to the Divisional Vice Presidents and are each responsible for approximately twelve inns. Regional Managers are responsible for the service, cleanliness and profitability of the inns in their regions.

     Inn managers receive inn management training which includes an emphasis on service, cleanliness, cost controls, sales and basic repair skills. Because La Quinta's professionally trained managers are substantially relieved of responsibility for food service, they are able to devote their attention to assuring friendly guest service and quality facilities, consistent with chain-wide standards. On a typical day shift, each inn manager will supervise one housekeeping supervisor, eight room attendants, two laundry workers, two general maintenance persons and three front desk service representatives.

     At January 31, 1996, La Quinta employed approximately 6,600 persons, of whom approximately 89% were compensated on an hourly basis. Approximately 300 individuals were employed at the corporate headquarters and 6,300 were employed as inn managers and employees. The Company's employees are not currently represented by labor unions. Management believes its ongoing labor relations are good.

CUSTOMER BASE AND MARKETING

     La Quinta's combination of consistent, high-quality accommodations and good value is attractive to business customers, who account for nearly 60% of rooms rented. These core customers typically visit a given area several times a year, and include salespersons covering a specific territory, government and military personnel and technicians. The Company also targets both vacation travelers and senior citizens. For the convenience of these targeted customer groups, inns are generally located near suburban office parks, major traffic arteries or destination areas such as airports and convention centers.

     La Quinta has developed a strong following among its customers; internal customer surveys show that the average customer spends 19 nights per year in a La Quinta inn. The Company focuses a number of its marketing programs on maintaining a high number of repeat customers. For example, La Quinta promotes a "Returns-Registered Trademark- Club" offering members preferred status and rates at La Quinta inns, along with rewards for frequent stays. The Returns Club had approximately 255,000 members as of December 31, 1995.

     The Company focuses on reaching its target markets by utilizing advertising, direct sales, repeat traveler incentive programs and other marketing programs targeted at specific customer segments. The Company advertises primarily through network and local radio and print advertisements which focus on quality and value. The Company utilizes the same campaign concept throughout the country with minor modifications made to address regional differences. The Company also utilizes billboard advertisements along major highways which announce an upcoming La Quinta inn.

     The Company markets directly to companies and other organizations through its direct sales force of 39 sales representatives and managers. This sales force calls on companies which have a significant number of individuals traveling in the regions in which La Quinta operates and which are capable of producing a high volume of room nights.

     The Company provides a central reservation system, "teLQuik-Registered Trademark-," which currently accounts for advance reservations for approximately 28% of room nights. The teLQuik system allows customers to make reservations by dialing 1-800-531-5900 toll free, or from reservations phones placed in all La Quinta inns. The teLQuik system enables guests to make their next night's reservation from their previous night's La Quinta inn. In addition, approximately 45% of room nights reflect advance reservations made directly with individual inns and forwarded to the central reservation system. In total, advance reservations account for approximately 73% of room nights. In 1994, the Company completed a new reservation center, which is a part of its program to improve operating results by providing state-of-the-art technology in processing reservations more efficiently. La Quinta, through its national sales managers, markets its reservation services to travel agents and corporate travel planners who may access teLQuik through the five major airline reservation systems.

     Information regarding inn locations, services and amenities is available on the Company's Travel Web site at http://www.travelweb.com/laquinta.html, with reservation capabilities beginning in the Spring of 1996.

ASSET MANAGEMENT

     La Quinta's asset management strategy is founded on the importance of ownership of all or a significant portion of each of its inns. See "Structure and Ownership" on this Form 10-K. Management believes that Company ownership and management of La Quinta inns enables the Company to achieve more consistency in quality and service than its competitors.

     In some cases acquisition and conversion of properties is more cost effective than new construction. However, in markets where inns for acquisition and conversion are not readily available at attractive discounts to replacement costs, the Company has begun the selective construction of new inns. During 1995, the Company approved the construction of ten inns which are expected to open between April and December 1996.

ITEM 2.   PROPERTIES

     La Quinta inns appeal to guests who desire high-quality rooms, convenient locations and attractive prices, but who do not require banquet and convention facilities, in-house restaurants, cocktail lounges or room service. By eliminating the costs of these management-intensive facilities and services, La Quinta believes it offers its customers exceptional value by providing rooms that are comparable in quality to full-service hotels at lower prices.

     To maintain the overall quality of La Quinta's inns, each inn undergoes refurbishments and capital improvements as needed. Typically, refurbishing has been provided at intervals of between five and seven years, based on an annual review of the condition of each inn. In each of the years ended December 31, 1995, 1994 and 1993, the Company spent approximately $40,000,000 $75,200,000 and
$32,600,000, respectively, on capital improvements to existing inns. The amounts for 1995 include expenditures related to the Company's Gold Medal rooms program, while the amounts for 1994 and 1993 include expenditures related to the Company's image enhancement program. As a result of these expenditures, the Company believes it has been able to maintain a chainwide quality of rooms and common areas at its properties unmatched by any other national mid-priced hotel chain.

     During 1995, the Company launched its Gold Medal rooms program designed to strengthen the Company's ability to gain additional market share and pricing advantage relative to its competitors. The program is intended to improve the quality, functionality and value of the guest rooms by enhancing the decor package, including fresh, new colors, rich wood furniture, contemporary bathrooms, built-in closets, oversized desks, 25 inch televisions and new draperies and bedspreads. Service enhancements include movies-on-demand, interactive video games from Nintendo, dataport telephones for computer connections and greatly expanded free television channel choices. The program is expected to cost approximately $75 million in excess of normal maintenance capital expenditures.

     In 1994, the Company completed an image enhancement program which gave its properties a new, fresh, crisp appearance while preserving their unique character. It featured new signage displaying a new logo as well as exterior and lobby upgrades including brighter colors, more extensive lighting, additional landscaping, enhanced guest entry and a full lobby renovation with contemporary furnishings and seating area for the complimentary First Light breakfast program.

     At December 31, 1995, there were 237 inns located in 29 states, concentrated in the Western and Southern United States. The Company had approved the construction of an additional ten inns, which are scheduled to open between April and December 1996. The states and cities in which the inns are located are set forth in the following table:

ALABAMA                    INDIANA                SOUTH CAROLINA                       VIRGINIA
Birmingham                 Indianapolis (2)       Anderson                             Bristol
Huntsville (2)             Merrillville           Charleston                           Hampton
Mobile                                            Columbia                             Richmond
Montgomery                 KANSAS                 Greenville                           Virginia Beach
Tuscaloosa                 Lenexa
                           Wichita                TENNESSEE                            WASHINGTON
ARIZONA                                           Chattanooga                          Seattle (2)
Phoenix (3)                KENTUCKY               Kingsport                            Tacoma
Tucson (2)                 Lexington              Knoxville (2)
                                                  Memphis (3)                          WYOMING
ARKANSAS                   LOUISIANA              Nashville (3)                        Casper
Little Rock (5)            Baton Rouge                                                 Cheyenne
                           Bossier City           TEXAS                                Rock Springs
CALIFORNIA                 Kenner                 Abilene
Bakersfield                Lafayette              Amarillo (2)                         OTHER
Costa Mesa                 Monroe                 Arlington                            OWNED INNS
Fresno                     New Orleans (5)        Austin (5)                           (operated under other
Irvine                     Slidell                Beaumont                             brands)
La Palma                   Sulphur                Bedford
Redding                                           Brownsville                          GEORGIA
Sacramento (2)             MICHIGAN               Clute                                Columbus
San Bernardino             Kalamazoo              College Station
San Diego (3)                                     Corpus Christi (2)                   TEXAS
San Francisco              MISSISSIPPI            Dallas Metro Area (12)               El Paso
Stockton                   Jackson (2)            Del Rio                              La Marque
Ventura                                           Denton                               San Antonio
                           MISSOURI               Eagle Pass
COLORADO                   St. Louis              El Paso (3)                          APPROVED
Colorado Springs                                  Fort Stockton                        CONSTRUCTION
Denver (7)                 NEBRASKA               Fort Worth (2)                       LOCATIONS
                           Omaha                  Galveston
FLORIDA                                           Georgetown                           ALABAMA
Coral Springs              NEVADA                 Harlingen                            Birmingham
Cypress Creek              Las Vegas (2)          Houston Metro Area (17)
Daytona Beach              Reno                   Huntsville                           ARIZONA
Deerfield Beach                                   Killeen                              Flagstaff
Ft. Myers                  NEW MEXICO             Laredo                               Tucson
Gainesville                Albuquerque (3)        Longview
Jacksonville (3)           Farmington             Lubbock (2)                          COLORADO
Miami                      Las Cruces             Lufkin                               Denver
Orlando (3)                Santa Fe               Midland
Pensacola                                         Nacogdoches                          GEORGIA
Tallahassee (2)            NORTH CAROLINA         Odessa                               Macon
Tampa (5)                  Charlotte (2)          Round Rock
                                                  San Angelo                           NORTH CAROLINA
GEORGIA                    OHIO                   San Antonio (11)                     Raleigh
Atlanta (7)                Columbus               San Marcos
Augusta                                           Temple                               TEXAS
Columbus                   OKLAHOMA               Texarkana                            Addison
Savannah (2)               Oklahoma City (3)      Tyler                                Austin
                           Tulsa (3)              Victoria                             Dallas
ILLINOIS                                          Waco                                 Fort Worth
Champaign                  PENNSYLVANIA           Wichita Falls
Chicago Metro Area (5)     Pittsburgh
Moline                                            UTAH
                                                  Layton
                                                  Salt Lake City

     Typically, food service for La Quinta guests is provided by adjacent, free standing restaurants. At December 31, 1995, the Company had an ownership interest in 126 restaurant buildings adjacent to its inns. The restaurant facilities are owned by the Company or its partnerships and joint ventures, which own the related inn. These restaurants generally are leased pursuant to build-to-suit leases that require the operator to pay, in addition to minimum and percentage rentals, all expenses, including building maintenance, taxes and insurance. At December 31, 1995, the Company's ownership interests in such restaurants were as follows:

                                         NUMBER OF RESTAURANTS
                                         ---------------------
           Owned 100%                              121
           Owned 50-67%                              5
                                                   ---
                                                   126
                                                   ---
                                                   ---

ITEM 3.   LEGAL PROCEEDINGS

     In September 1993, a former officer of the Company filed suit against the Company and certain of its directors and their affiliate companies (the "La Quinta Defendants"). The suit alleges breach of an employment agreement, misrepresentation, wrongful termination, self-dealing, breach of fiduciary duty, usurpation of corporate opportunity and tortious interference with contractual relations. Compensatory damages of $2,500,000 and exemplary damages of $5,000,000 are sought in the action. The Court has pending before it the La Quinta Defendants' motion for summary judgment. The parties subsequently filed a required, joint Pre Trial Order, in which the plaintiff has conceded a number of his claims. Currently, no trial date has been set for this action. The Company will vigorously defend against this suit.

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

     The Company has established a paid loss insurance program (the "Paid Loss Program") for inns owned and managed by the Company for commercial general liability, automobile liability and workers' compensation and employer's liability. In addition to the Paid Loss Program, the Company has purchased excess umbrella liability policies and extended coverage property insurance and such other insurance as is customarily obtained for similar properties and which may be required by the terms of loan or similar documents with respect to the inns. In connection with the general liability, workers' compensation and automobile coverages, all inns participate in the Paid Loss Program, under which claims and expenses are shared pro rata, with excess umbrella insurance being maintained to cover losses, claims and costs in excess of the deductible limits per occurrence of $500,000 for general liability and workers' compensation and $250,000 for automobile coverage. All pro rata expenses and premiums under the Paid Loss Program and such other insurance as is customarily obtained with respect to inns owned by persons other than the Company constitute direct operating expenses of said inns under the terms of the respective management agreements.

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

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock is listed on The New York Stock Exchange.
The range of the high and low sale prices, as adjusted for the three-for-two stock splits effected in the form of stock dividends in October 1994 and March 1994, of the Company's Common Stock for each of the quarters during the years ended December 31, 1995 and 1994 is set forth below:

                               1995                              1994
                     -----------------------------     ---------------------------
                                         PER SHARE                       PER SHARE
                       HIGH     LOW      DIVIDEND        HIGH     LOW    DIVIDEND
                     -------  -------    --------      -------  -------  --------
First Quarter . . . .$29      $19 5/8     $.025        $20 7/8  $12 7/8   $.025
Second Quarter. . . . 30 1/4   25 1/4      .025         21 5/8   16 7/8    .025
Third Quarter . . . . 30 3/4   26 1/4      .025         24 3/8   17        .025
Fourth Quarter. . . . 29 1/2   24 5/8      .025         25 3/4   19 1/8    .025

     During 1995 and 1994, the Company paid quarterly cash dividends in the amount of $.025 per share under its quarterly dividend policy as authorized by the Board of Directors. For restrictions on the Company's present or future ability to pay cash dividends, see note 3 of Notes to Combined
Financial Statements.   The declaration and payment of dividends in the
future will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.

     As of January 31, 1996, the approximate number of holders of record of the Company's Common Stock was 1,007.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                             YEARS ENDED DECEMBER 31
                                                           -------------------------------------------------------
                                                              1995        1994        1993       1992       1991
                                                           ---------   ---------   ---------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, RATIOS, AND INN STATISTICS)

STATEMENT OF OPERATIONS DATA
  Total revenues  . . . . . . . . . . . . . . . . . . . . . .$ 413,919   $ 362,242   $ 271,850   $254,122   $240,888
  Direct and corporate operating costs and expenses . . . . .  227,675     213,405     168,021    156,529    154,846
  Depreciation, amortization and asset retirements. . . . . .   40,951      38,080      24,055     24,793     35,201
  Provision for premature retirement of assets. . . . . . . .   12,630           -           -          -          -
  Performance stock option  . . . . . . . . . . . . . . . . .        -           -       4,407          -          -
  Non-recurring cash and non-cash charges (3) . . . . . . . .        -           -           -     38,225      7,952
  Operating income  . . . . . . . . . . . . . . . . . . . . .  132,663     110,757      75,367     34,575     42,889
  Net interest expense  . . . . . . . . . . . . . . . . . . .   39,442      37,439      26,219     27,046     30,271
  Earnings (loss) before extraordinary items and
   cumulative effect of accounting change . . . . . . . . . .   51,374      37,815      19,420     (7,796)     1,398
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . .   50,657      37,815      20,301     (8,754)       129
  Conversion of partner's interest into common  stock (7) . .  (46,364)          -           -          -          -
  Earnings (loss) per share after conversion of partner's
   interest into common stock and before  extraordinary
   items and cumulative effect of  accounting change (2). . .      .10         .78         .41       (.17)       .03
  Net earnings (loss) available to shareholders per
   share (2)  . . . . . . . . . . . . . . . . . . . . . . . .      .08         .78         .43       (.19)         -
OTHER DATA
  Construction, purchase and conversion of inns . . . . . . .   77,502      34,690      38,858      4,060     15,487
  Other capital expenditures (4). . . . . . . . . . . . . . .   39,962      75,248      32,623     15,529     13,803
  Purchase of partners' equity interests (5). . . . . . . . .   48,200      53,255      78,169          -      3,546
  Net cash provided by operating activities . . . . . . . . .  128,798      94,233      78,043     60,853     54,270
  Net cash used by investing activities . . . . . . . . . . . (158,828)   (156,492)   (145,027)   (15,166)   (35,083)
  Net cash provided (used) by financing activities. . . . . .   30,031      41,000      77,971    (40,781)   (24,642)
  Cash dividends declared per common share. . . . . . . . . .      .10         .10         .05          -          -
  EBITDA (6). . . . . . . . . . . . . . . . . . . . . . . . .  186,244     148,837     103,829     97,593     86,042
BALANCE SHEET DATA
  Total assets. . . . . . . . . . . . . . . . . . . . . . . .  964,115     845,781     749,495    539,183    574,687
  Shareholders' equity. . . . . . . . . . . . . . . . . . . .  331,713     189,231     149,057    124,321    130,175
  Partners' capital . . . . . . . . . . . . . . . . . . . . .    6,309      92,099      85,976     62,060     50,471
  Current installments of long-term debt. . . . . . . . . . .   13,322      39,976      22,491     21,711     22,116
  Long-term debt, excluding current installments. . . . . . .  518,416     448,258     414,004    274,824    316,014
  Combined effective debt-to-equity ratio (1) . . . . . . . .     1.53        1.59        1.76       1.47       1.75
OPERATING DATA
  Inns owned (8). . . . . . . . . . . . . . . . . . . . . . .      237         226         211        169        168
  Inns managed. . . . . . . . . . . . . . . . . . . . . . . .        -           -           9         40         40
                                                               -------     -------     -------    -------    -------
  Number of inns. . . . . . . . . . . . . . . . . . . . . . .      237         226         220        209        208
  Occupancy percentage. . . . . . . . . . . . . . . . . . . .     70.8%       70.1%       65.1%      65.6%      64.8%
  Average daily room rate . . . . . . . . . . . . . . . . . .  $ 51.07     $ 47.65     $ 46.36    $ 44.33    $ 43.11


_____________________________

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

(4) The December 31, 1995 capital expenditures include costs related to the Company's Gold Medal rooms program, while the December 31, 1994 and 1993 capital expenditures include costs related to the Company's image enhancement program.

(5) Purchase of partners' equity interests in 1995 is related to the acquisition of LQDP, while purchase of partners' equity interests in 1994 and 1993 includes approximately $9,672,000 and $42,091,000, respectively, related to the acquisition of LQP.

(6) EBITDA is defined as earnings before net interest expense, income taxes, depreciation, amortization and asset retirements, provision for premature retirement of assets, extraordinary items, partners' equity in earnings and losses, gain or loss on property transactions and other non-recurring cash and non-cash charges and performance stock option. This definition differs from the traditional EBITDA definition which does not include adjustments for extraordinary items, partners' equity in earnings and losses, provision for premature retirement of assets, gain or loss on property transactions and other non-recurring cash and non-cash charges and performance stock option as follows:

                                                      1995       1994        1993       1992      1991
                                                    -------    -------     -------    -------    ------
Extraordinary items .............................   $   717    $     -     $   619    $   958    $1,269
Partners' equity in earnings and losses .........    10,227     11,406      12,965     15,081     9,421
(Gain) loss on property transactions ............         -        (79)      4,347       (282)    1,012
Provision for premature retirement of assets ....    12,630          -           -          -         -
Non-recurring cash and non-cash charges
  and performance stock option ..................         -          -       4,407     38,225     7,952

     EBITDA is not intended to represent cash flow or any other measure of performance in accordance with generally accepted accounting principles ("GAAP"). EBITDA, as defined above, is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt.

(7) Conversion of partner's interest into common stock is a non-recurring, non-cash item related to the AEW Transaction. (See note 15 of Notes to Combined Financial Statements.)

(8) As of December 31, 1995, the Company owns and operates 230 inns through wholly-owned subsidiaries and partnerships and 7 inns through combined unincorporated partnerships and joint ventures.

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

     During 1995, the Company launched its Gold Medal rooms program designed to strengthen the Company's ability to gain additional market share and pricing advantage relative to its competitors. The program is intended to improve the quality, functionality and value of guest rooms by enhancing the decor package, including fresh, new colors, rich wood furniture, contemporary bathrooms, built-in closets, oversized desks, 25 inch televisions and new draperies and bedspreads. Service enhancements include movies-on-demand, interactive video games from Nintendo, dataport telephones for computer connections and greatly expanded free television channel choices.

     As of January 31, 1996, a total of 70 inns had either been completed or were undergoing construction related to the Gold Medal rooms program. The Company anticipates completing a total of 10,000 rooms by Spring 1996. The program requires 20-30 rooms at a time to be taken out of available supply at an inn during the construction period. Construction activities at each inn are completed within 10-12 weeks. The Company does not adjust its available rooms or occupancy percentage for rooms unavailable due to construction as a result of this program.

     The Company acquired eleven inns during the year ended December 31, 1995 and six inns during the year ended December 31, 1994 for conversion to the La Quinta brand. In some cases acquisition and conversion of properties is more cost effective than new construction. However, in markets where inns for acquisition and conversion are not readily available at attractive discounts to replacement costs, the Company has begun the selective construction of new inns. During 1995, the Company approved the construction of ten inns which are expected to open between April and December 1996.

     On June 15, 1995, AEW Partners, L.P. ("AEW") notified the Company that it would exercise, subject to certain conditions, its option to convert two-thirds of its ownership interest in La Quinta Development Partners, L.P. ("LQDP") into 5,299,821 shares of the Company's Common Stock. AEW also agreed to sell the remaining one-third of its ownership interest in LQDP to the Company for a negotiated price of $48.2 million in cash (collectively, the "AEW Transaction"). The AEW Transaction was consummated on July 3, 1995. Upon conversion of the partnership interest into La Quinta Common Stock, the Company issued 5,299,821 shares of the Company's Common Stock having a fair market value of $142.8 million based on the July 3, 1995 New York Stock Exchange closing price. The conversion was accounted for by increasing shareholders' equity by the $46.4 million value of the option and recording a $46.4 million non-recurring, non-cash adjustment entitled Conversion of Partner's Interest into Common Stock below net earnings in the Statement of Operations. There was therefore no net effect to shareholders' equity as a result of this accounting treatment. The sale to La Quinta of AEW's remaining one-third interest in LQDP was accounted for as an acquisition of a minority interest and purchase accounting was applied.

     On July 1, 1994, the Company purchased nine inns which it managed and which were previously held in two unincorporated joint ventures with CIGNA Investments, Inc. (the "CIGNA partnerships"). The Company has continued to operate these properties as La Quinta inns.

     On January 24, 1994, the Company concluded the acquisition of LQP which owned 31 inns managed by the Company. The operations of LQP were accounted for under the equity method until December 1, 1993, and were included in the Combined Financial Statements of the Company thereafter.

     The following chart shows certain historical operating statistics and revenue data. References to occupancy percentages and average daily rate ("ADR") refer to Company Inns (inns owned by the Company or by unincorporated partnerships and joint ventures in which the Company owns at least a 40% interest). Managed Inns are excluded from occupancy and ADR statistics for all periods for purposes of comparability. All financial data is related to Company Inns unless otherwise specified.

                                       COMPARATIVE OPERATING STATISTICS AND REVENUE DATA
                                       -------------------------------------------------
                                                    YEARS ENDED DECEMBER 31
                                        ---------------------------------------------
                                          1995               1994              1993
                                        --------           --------          --------
                                         (IN THOUSANDS, EXCEPT RATES AND PERCENTAGES)
Room revenue                            $390,449           $340,230          $248,459
Other inn revenue                         15,245             13,118            10,070
                                        --------           --------          --------
    Total inn revenue                    405,694            353,348           258,529
Restaurant rental and other                8,071              7,675             6,464
Management services                          154              1,219             6,857
                                        --------           --------          --------
    Total revenue                       $413,919           $362,242          $271,850
                                        --------           --------          --------
                                        --------           --------          --------
Percentage of occupancy                     70.8%              70.1%             65.1%
ADR                                     $  51.07           $  47.65          $  46.36
Available rooms (1)                       10,793             10,188             8,226

____________________________
(1) Available rooms represent the number of rooms available for sale multiplied by the number of days in the period reported.

YEAR ENDED DECEMBER 31, 1995
COMPARED TO YEAR ENDED DECEMBER 31, 1994

     TOTAL REVENUES increased to $413,919,000 in 1995 from $362,242,000 in 1994, an increase of $51,677,000, or 14.3%. Of the total revenues reported in 1995, 98.0% were revenues from inns and 2.0% were revenues from restaurant rentals and other revenue.

     INN REVENUES are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, vending commissions, banquet revenues and laundry services. Inn revenues increased to $405,694,000 in 1995 from $353,348,000 in 1994, an increase of $52,346,000, or
14.8%. The increase in inn revenues was due primarily to an increase in occupancy percentage and ADR along with the revenues associated with the acquisition of 9 operating inns in 1995, the CIGNA partnerships in July 1994 and six inns in the last half of 1994. Occupancy percentage increased to 70.8% in 1995 from 70.1% in 1994. ADR increased to $51.07 in 1995 from $47.65 in 1994.
Revenue per available room ("REVPAR", which is the product of occupancy percentage and ADR) increased 8.3% over 1994. Improvements are due, in part, to the substantial completion of the Company's image enhancement program in mid-1994.

     RESTAURANT RENTAL AND OTHER REVENUES includes rental payments from restaurants owned by the Company and leased to and operated by third parties. Restaurant rental and other increased to $8,071,000 in 1995 from $7,675,000 in 1994, an increase of $396,000, or 5.2%. This increase is primarily the result of the additional restaurant buildings owned by the Company through the acquisition of the CIGNA partnerships.

     MANAGEMENT SERVICES revenue is primarily related to fees earned by the Company for services rendered in conjunction with Managed Inns. Management services revenue decreased to $154,000 in 1995 from $1,219,000 in 1994. The decrease is due to the acquisition of the CIGNA partnerships in July 1994, eliminating the related management fees earned by the Company.

     DIRECT EXPENSES include costs directly associated with the operation of Company Inns. In 1995, approximately 42.0% of direct expenses were represented by salaries, wages, and related costs. Other major categories of direct expenses include utilities, property taxes, repairs and maintenance and room supplies. Direct expenses increased to $209,153,000 ($27.36 per occupied room) in 1995 compared to $194,894,000 ($27.30 per occupied room) in 1994, an increase of $14,259,000, or 7.3%. The increase in direct expenses period over period is primarily attributable to the growth in number of inns. As a percent of total revenues, direct expenses decreased to 50.5% in 1995 from 53.8% in 1994.

     CORPORATE EXPENSES include the costs of general management, office rent, training and field supervision of inn managers and other marketing and administrative expenses. The major components of corporate expenses are salaries, wages and related expenses. Corporate expenses increased to $18,522,000 ($1.72 per available room) in 1995 from $18,511,000 ($1.78 per available room, including Managed Inns) in 1994. As a percent of total revenues, corporate expenses decreased to 4.5% in 1995 from 5.1% in 1994.

     DEPRECIATION, AMORTIZATION AND ASSET RETIREMENTS increased to $40,951,000 in 1995 from $38,080,000 in 1994, an increase of $2,871,000, or 7.5%. This is due primarily to the increase in fixed assets resulting from the acquisition of inns, partnerships and additions from the image enhancement program, which was substantially complete by the end of 1994. The increase is partially offset by a reduction in depreciation on assets which became fully depreciated during 1995. Depreciation, amortization and asset retirements also includes asset retirements associated with the image enhancement program and other capital improvements.

     A PROVISION FOR PREMATURE RETIREMENT OF ASSETS totaling $12,630,000 was recorded during 1995. This non-cash charge is directly attributable to the Company's Gold Medal rooms program. During the program, the Company will be replacing certain furniture and fixtures before the end of their normal useful lives and has therefore made adjustments to reflect shorter remaining lives. As a result, the Company will record non-cash provisions for premature retirement of assets totaling approximately $17,000,000, with the remaining $4,370,000 to be reported in 1996.

     As a result of the above, OPERATING INCOME increased to $132,663,000 in 1995 from $110,757,000 in 1994, an increase of $21,906,000, or 19.8%. Operating income before the provision for premature retirement of assets increased to $145,293,000 in 1995 from $110,757,000 in 1994, an increase of $34,536,000, or
31.2%.

     INTEREST INCOME primarily represents earnings on notes receivable and on the short-term investment of Company funds in money market instruments prior to their use in operations or the acquisition of inns. Interest income decreased to $979,000 in 1995 from $1,421,000 in 1994, a decrease of $442,000, or 31.1%.
The decrease in interest income is primarily attributable to the decrease in notes receivable.

     INTEREST ON LONG-TERM DEBT increased to $40,421,000 in 1995 from $38,860,000 in 1994, an increase of $1,561,000, or 4.0%. The increase is primarily attributable to the increase in the outstanding balance on the Company's credit facilities as a result of the AEW Transaction and the acquisitions of the CIGNA partnerships and 17 inns since June 1994. While long-term debt, including current installments has increased, the Company's weighted average interest rate on long-term borrowings decreased due to favorable interest rates negotiated in the Amended Credit Facility and the issuance of the 7.4% Senior Notes due 2005, along with improved market conditions.

     PARTNERS' EQUITY IN EARNINGS reflects the interests of partners in the earnings of the combined joint ventures and partnerships which are owned at least 40% and controlled by the Company. Partners' equity in earnings decreased to $10,227,000 in 1995 from $11,406,000 in 1994, a decrease of $1,179,000, or
10.3%. This decrease is primarily attributable to the elimination of LQDP's equity in earnings for the last half of 1995 and is partially offset by increases in LQDP's equity in earnings during the first half of 1995.

     INCOME TAXES for 1995 were calculated using an estimated effective tax rate of 38.1% compared to an effective income tax rate of 39.0% for 1994. The Company's annual income tax rate in 1995 reflects the impact of the difference between aggregate recorded cost and tax basis of acquired assets from the AEW Transaction. The reduction in the annual effective income tax rate also reflects a reduction of the estimated state income tax rate.

     For the reasons discussed above, the Company reported EARNINGS BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE of $51,374,000 in 1995 compared with $37,815,000 in 1994, an increase of $13,559,000, or 35.9%.
Earnings before extraordinary items and cumulative effect of accounting change before the provision for premature retirement of assets increased $21,377,000, or 56.5% to $59,192,000 in 1995 from $37,815,000 in 1994.

     EXTRAORDINARY ITEMS, NET OF TAX, of ($717,000) or ($.02) per share, were recorded during 1995 and resulted primarily from prepayment fees related to the early extinguishment of approximately $16,800,000 of long-term mortgage debt with an average interest rate of 10.3%.

     For the reasons discussed above, the Company reported NET EARNINGS of $50,657,000 in 1995 compared with $37,815,000 in 1994, an increase of
$12,842,000, or 34.0%.

     During 1995, the Company recorded a non-cash, non-recurring charge of $46,364,000 as CONVERSION OF PARTNER'S INTEREST INTO COMMON STOCK which was directly attributable to the AEW Transaction. This charge reduced NET EARNINGS AVAILABLE TO SHAREHOLDERS to $4,293,000, or $.08 per share, in 1995 from $37,815,000, or $.78 per share in 1994.

YEAR ENDED DECEMBER 31, 1994
COMPARED TO YEAR ENDED DECEMBER 31, 1993

     TOTAL REVENUES increased to $362,242,000 in 1994 from $271,850,000 in 1993, an increase of $90,392,000, or 33.3%. Of the total revenues reported in 1994, 97.6% were revenues from inns, 2.1% were revenues from restaurant rentals and other revenue and 0.3% were revenues from management services.

     INN REVENUES increased to $353,348,000 in 1994 from $258,529,000 in 1993, an increase of $94,819,000, or 36.7%. The increase in inn revenues was due primarily to the acquisitions of LQP and the CIGNA partnerships, an increase in average room rate and occupancy and an increase in the number of available rooms. The average room rate increased to $47.65 in 1994 from $46.36 in 1993, an increase of $1.29 or 2.8%, while occupancy increased 5 percentage points.
The completion of the Company's image enhancement program contributed to the increases in average room rate and occupancy. Available rooms for 1994 were 10,188,000 as compared to 8,226,000 for 1993, an increase of 1,962,000 available rooms, or 23.9%. The increase in the number of available rooms was due to the acquisitions of five operating inns and the CIGNA partnerships during 1994 and LQP in December of 1993.

     RESTAURANT RENTAL AND OTHER REVENUES increased to $7,675,000 in 1994 from $6,464,000 in 1993, an increase of $1,211,000, or 18.7%. This increase is primarily the result of an increase in the number of Company owned restaurants leased to and operated by third parties due to the acquisitions of LQP and the CIGNA partnerships.

     MANAGEMENT SERVICES revenue decreased to $1,219,000 in 1994 from $6,857,000 in 1993. Management fees decreased due to the consolidation of LQP in December 1993 and the acquisition of the CIGNA partnerships in July 1994 eliminating the related management fees earned by the Company.

     In 1994, approximately 41.9% of DIRECT EXPENSES were represented by salaries, wages, and related costs. Direct expenses increased to $194,894,000 ($27.30 per occupied room) in 1994 compared to $148,571,000 ($27.72 per occupied room) in 1993, an increase of $46,323,000, or 31.2%. Direct expenses decreased to 53.8% in 1994 from 54.7% in 1993 as a percent of total revenue primarily from a decrease in salaries and related benefit costs and property taxes. The acquisitions of LQP and the CIGNA partnerships caused the increase of direct expense in total year over year .

     CORPORATE EXPENSES decreased to $18,511,000 ($1.78 per available room, including Managed Inns) in 1994 from $19,450,000 ($1.96 per available room, including Managed Inns) in 1993, a decrease of $939,000, or 4.8%. As a percent of total revenues, corporate expenses decreased to 5.1% in 1994 from 7.2% in 1993.

     PERFORMANCE STOCK OPTION relates to the cost of stock options which became exercisable when the average price of the Company's stock reached $30 per share (pre-split) for twenty consecutive days. In 1993, performance stock option expense and certain other options were accelerated as a result of this condition being met (See note 7 of Notes to the Combined Financial Statements).
Currently, the Company has no options outstanding that require recognition of additional compensation expense.

     DEPRECIATION, AMORTIZATION AND ASSET RETIREMENTS increased to $38,080,000 in 1994 from $24,055,000 in 1993, an increase of $14,025,000, or 58.3%. The increase in depreciation, amortization and fixed asset retirements is primarily due to the increase in depreciable assets resulting from the acquisitions of LQP, the CIGNA partnerships, five inns in 1994 and eleven inns in the latter part of 1993 and the Company's image enhancement program. Depreciation, amortization and fixed asset retirements also includes asset retirements associated with the Company's refurbishment program and other capital improvements.

     OPERATING INCOME increased to $110,757,000 in 1994 from $75,367,000 in 1993, an increase of $35,390,000, or 47.0%.

     INTEREST INCOME decreased to $1,421,000 in 1994 from $5,147,000 in 1993, a decrease of $3,726,000, or 72.4%. The decrease in interest income is primarily attributable to a decrease in interest earned on a note receivable from AEW Partners (the "AEW Note") due to the collection of the entire principal balance in December 1993.

     INTEREST ON LONG-TERM DEBT increased to $38,860,000 in 1994 from $31,366,000 in 1993, an increase of $7,494,000, or 23.9%. The increase in interest expense is attributable to the debt incurred to acquire LQP, the CIGNA partnerships and certain of the limited partners' interests and debt assumed with the acquisition of LQP.

     PARTNERS' EQUITY IN EARNINGS decreased to $11,406,000 in 1994 from $12,965,000 in 1993, a decrease of $1,559,000, or 12.0%. The decrease in partners' equity in earnings is attributable to the acquisition of various limited partners' interests in unincorporated partnerships and joint ventures partially offset by increases in the earnings of LQDP. As of December 31, 1994, LQDP operated 42 inns compared to 37 inns as of December 31, 1993.

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

CAPITAL RESOURCES AND LIQUIDITY

     During the year ended December 31, 1995, the Company's capital needs were met primarily through operating cash flows and through the issuance of $100 million of 7.4% Senior Unsecured Notes due 2005 and borrowings under its $250 million Bank Unsecured Credit Facilities. During the year ended December 31, 1994, the Company funded its capital needs primarily through operating cash flows and through the Company's and LQDP's existing bank credit facilities.

     At December 31, 1995, the Company had a $200 million Bank Unsecured Line of Credit and a $50 million 364-Day Bank Unsecured Line of Credit (the "Bank Unsecured Credit Facilities"). The $200 million Bank Unsecured Line of Credit matures August 2000 and the $50 million 364-Day Bank Unsecured Line of Credit matures September 1996. At December 31, 1995, the Company had $66,319,000 available on its Bank Unsecured Credit Facilities, net of $6,681,000 of letters of credit collateralizing its insurance programs and certain mortgages. The Bank Unsecured Credit Facilities bear interest at the prime rate or LIBOR, adjusted for an applicable margin, as defined under the related credit agreements. The applicable margin is based upon predetermined levels of cash flow to indebtedness or credit ratings received from specified credit rating agencies, also, as defined in the related credit agreements. At December 31, 1995, borrowings under the Bank Unsecured Credit Facilities bear interest at LIBOR plus 45 basis points on $172,000,000 of outstanding borrowings and the prime rate less 50 basis points on $5,000,000 of outstanding borrowings. The Credit Facilities require an annual commitment fee of 20 basis points on the $200 million Bank Unsecured Line of Credit and 15 basis points on the $50 million 364-Day Bank Unsecured Line of Credit.

     In September 1995, the Company issued $100 million of Senior Unsecured Notes, which bear interest at 7.4% and mature September 2005.

     At December 31, 1995, the Company had $2,590,000 of cash and cash equivalents, compared to $2,589,000 at December 31, 1994.

     On January 19, 1996, La Quinta filed a shelf registration statement with the Securities and Exchange Commission which would allow the Company to issue up to $250 million principal amount of Debt Securities. The registration statement became effective on January 25, 1996. The Company is currently proposing to issue up to $150 million in principal amount of Debt Securities at terms dependent upon market conditions at the time of issuance. No assurance can be given that these proposed transactions will be consummated.

     On January 23, 1992 with the approval of the Company's Board of Directors, the Company entered two interest rate swap agreements (the "Agreements") which exchanged the Company's variable rate interest payments for the fixed rate interest payments of a major financial institution (the "Counterparty"). The debt ("Notional Amount") underlying the Agreements was $16,890,000 and $44,420,000. Under the Agreements, the Company effectively pays a fixed rate of interest at 6.50% and 5.26% and the Counterparty pays a percentage of prime interest rate and the variable rate demand note interest rate ("VRDN"). In the event the VRDN rate exceeds the fixed interest rate of 5.26% or the percentage of prime interest rate exceeds 6.50%, the Counterparty pays to the Company that difference times the Notional Amount, on a monthly basis. Should the fixed interest rate of 5.26% exceed the VRDN interest rate or the fixed interest rate of 6.50% exceeds the percentage of prime interest rate, the Company pays the difference times the Notional Amount to the Counterparty, on a monthly basis. These Agreements resulted in net payments to the Counterparty of $442,000, $1,040,000 and $1,427,000 in the years ended December 31, 1995, 1994 and 1993, respectively. The Agreements expire on February 1, 1997, and the Notional Amounts are reduced over the life of the Agreements by scheduled amortization payments. At December 31, 1995, the Notional Amounts of debt remaining under the Agreements are $8,896,000 and $33,250,000 which bear interest at a weighted average variable interest rate of 6.54% and 4.55%, respectively.

     The Company is exposed to market risk associated with fluctuations in interest rates. By entering the interest rate swap agreements, described above, the Company reduced its exposure to rising interest rates on the aforementioned variable interest rate debt and has effectively fixed the rate on such debt at a level acceptable to the Company given the length of the Agreements and the risk of interest rate changes. The Company is exposed to credit risk to the extent that the Counterparty fails to perform under the Agreements. The Company has mitigated its credit risk by entering the Agreements with a major financial institution, which has received an "A" rating from Standard and Poor's Ratings Group and an "A2" rating from Moody's Investors Service, Inc. on senior unsecured debt. The Company regularly monitors the credit ratings of the Counterparty and considers the risk of default remote.

     As a result of the VRDN rate increasing to 4.37% at December 31, 1995 from 4.32% at December 31, 1994 and the fluctuation in the prime rate during the year, the estimated fair value of the interest rate swap agreements changed to a net payable position of $402,000 at December 31, 1995 from a net receivable position of $494,000 at December 31, 1994.

     Net cash provided by operating activities increased to $128.8 million in 1995 from $94.2 million in 1994, an increase of $34.6 million or 36.7%. In 1994, net cash provided by operating activities increased by $16.2 million or 20.7% from $78.0 million in 1993. The increase in net cash provided by operating activities in both 1995 and 1994 was the result of improved REVPAR, which increased by 8.3% in 1995 and 10.7% in 1994, and increases in accrued expenses in both years.

     Net cash used by investing activities of $158.8 million in 1995 reflects the impact of the AEW Transaction, the acquisition and conversion of eleven inns, cost related to the new inn construction projects and the Gold Medal rooms program. Net cash used in investing activities of $156.5 million in 1994 reflects cash used for completion of the image enhancement program, the purchase and conversion of inns, the purchase of the remaining partnership units of LQP and the acquisition of the CIGNA partnerships.

     Net cash provided by financing activities was $30.0 million in 1995 compared to $41.0 million in 1994. The decrease was due to improvement in net cash provided by operating activities and a stabilization of cash used by investing activities. Net cash provided by financing activities was $41.0 million in 1994 compared with $78.0 million in 1993. The decrease was primarily the result of the collection of the AEW Note of approximately
$36 million in 1993.

     During 1995 and 1994, the Board of Directors authorized a series of plans for the repurchase of up to a total of $30,000,000 of the Company's common stock. Repurchases of 482,000 shares for approximately $7,115,000 and 373,200 shares (post-split) for approximately $12,244,000 were made under these plans during 1995 and 1994, respectively. Additional repurchases will be made from time to time as deemed appropriate by the Company. During January 1996, the Board of Directors, through a resolution independent of the $30,000,000 series of repurchase plans, approved a private transaction for the repurchase of $11,500,000 of the Company's common stock from a related party (see note 16 of Notes to Combined Financial Statements).

COMMITMENTS

     The estimated additional cost to complete the Gold Medal rooms program, room additions of inns, conversion of acquired inns and construction of new inns for which commitments have been made is approximately $82,134,000 at December 31, 1995, of which $22,963,000 relates to the Gold Medal rooms program.

     In 1993, the Company entered into a ten year operating lease for its corporate headquarters in San Antonio. In addition, the Company entered into a ten year lease in December 1993 to house the Company's reservation facilities.

     Funds on hand, anticipated future cash flows and amounts available on the Company's Bank Unsecured Credit Facilities are sufficient to fund operating expenses, debt service and other capital requirements through at least the end of 1996. The Company will evaluate from time to time the necessity of other financing alternatives.

SEASONALITY

     Demand, and thus room occupancy, is affected by normally recurring seasonal patterns and, in most La Quinta inns, is higher in the spring and summer months (March through August) than in the balance of the year.

ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity evaluate long-lived assets and certain other identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss meeting the recognition criteria is to be measured as the amount by which the carrying amount for financial reporting purposes exceeds the fair value of the asset. The Company plans to adopt this statement in 1996 and does not expect adoption of the statement to have a material effect, if any, on the Company's financial position or results of operations.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. Statement 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by Accounting Pronouncement Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees." The Company plans to continue to account for its employee stock compensation plans as prescribed under Opinion 25 and will make the pro forma disclosures of net income and earnings per share required by Statement 123 beginning with its financial statements for the year ended December 31, 1996. The Company does not anticipate the implementation of Statement 123 to have a material adverse impact on the Company's financial position or results of operations.

INFLATION

     The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the revenues or net earnings of the Company in the three most recent years.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             LA QUINTA INNS, INC.

                           COMBINED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)
------------------------------------------------------------------------------
------------------------------------------------------------------------------


                                                                                          DECEMBER 31
                                                                                   ------------------------
ASSETS                                                                                1995          1994
                                                                                   ----------    ----------
Current assets:
  Cash and cash  equivalents.....................................................  $    2,590    $    2,589
  Receivables (net of allowance of $118 and $441) ...............................      12,789        12,548
  Supplies and prepayments ......................................................       9,602         8,676
  Deferred income taxes (note 6).................................................       8,981         7,223
                                                                                   ----------    ----------
      Total current assets.......................................................      33,962        31,036
                                                                                   ----------    ----------
Notes receivable, excluding current installments (net of allowance
    of $2,171 and $3,351)........................................................       3,240         7,320
Property and equipment, net (notes 2, 3, 9 and 15)...............................     915,750       793,928
Deferred charges and other assets, at cost less applicable amortization..........      11,163        13,497
                                                                                   ----------    ----------
      Total assets...............................................................  $  964,115    $  845,781
                                                                                   ----------    ----------
                                                                                   ----------    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (notes 3 and 15)........................  $   13,322    $   39,976
  Accounts payable (note 4)......................................................      32,758        20,319
  Accrued expenses (note 4)......................................................      40,915        33,773
                                                                                   ----------    ----------
      Total current liabilities..................................................      86,995        94,068
                                                                                   ----------    ----------
Long-term debt, excluding current installments (notes 3 and 15)..................     518,416       448,258
Deferred income taxes, pension and other (notes 6 and 8).........................      20,682        22,125
Partners' capital (notes 5 and 15)...............................................       6,309        92,099
Shareholders' equity (notes 3, 7 and 8):
  Common stock ($.10 par value; 100,000,000 shares authorized; 54,882,890
   and 48,758,528 shares issued).................................................       5,488         4,876
  Additional paid-in capital.....................................................     222,221        68,759
  Retained earnings..............................................................     133,745       134,409
  Minimum pension liability......................................................           -        (1,474)
  Treasury stock, at cost (2,849,035 and 2,361,366 shares) (note 16).............     (29,741)      (17,339)
                                                                                   ----------    ----------
      Total shareholders' equity.................................................     331,713       189,231
                                                                                   ----------    ----------
Commitments and contingencies (notes 3, 9, 10 and 11)
      Total liabilities and shareholders' equity.................................  $  964,115    $  845,781
                                                                                   ----------    ----------
                                                                                   ----------    ----------




           See accompanying notes to combined financial statements.
------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                     22

                             LA QUINTA INNS, INC.

                      COMBINED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                                                              YEARS ENDED DECEMBER 31
                                                                         ---------------------------------
                                                                           1995         1994        1993
                                                                         --------     --------    --------
Revenues:
 Inn..................................................................   $405,694     $353,348    $258,529
 Restaurant rental and other..........................................      8,071        7,675       6,464
 Management services (notes 13 and 15)................................        154        1,219       6,857
                                                                         --------     --------    --------
    Total revenues....................................................    413,919      362,242     271,850
                                                                         --------     --------    --------
Operating costs and expenses:
 Direct...............................................................    209,153      194,894     148,571
 Corporate............................................................     18,522       18,511      19,450
 Performance stock option (note 7)....................................          -            -       4,407
 Depreciation, amortization and asset retirements (note 2)............     40,951       38,080      24,055
 Provision for premature retirement of assets (note 2)................     12,630            -           -
                                                                         --------     --------    --------
    Total operating costs and expenses................................    281,256      251,485     196,483
                                                                         --------     --------    --------
    Operating income..................................................    132,663      110,757      75,367
                                                                         --------     --------    --------
Other (income) expense:
 Interest income......................................................       (979)      (1,421)     (5,147)
 Interest on long-term debt...........................................     40,421       38,860      31,366
 Partners' equity in earnings (note 5)................................     10,227       11,406      12,965
 Net (gain) loss on property transactions (note 3)....................          -          (79)      4,347
                                                                         --------     --------    --------
    Earnings before income taxes, extraordinary items and
     cumulative effect of accounting change...........................     82,994       61,991      31,836
Income taxes (note 6).................................................     31,620       24,176      12,416
                                                                         --------     --------    --------
    Earnings before extraordinary items and cumulative effect of
     accounting change................................................     51,374       37,815      19,420
Extraordinary items, net of income taxes (note 3).....................       (717)           -        (619)
                                                                         --------     --------    --------
    Earnings before cumulative effect of accounting change............     50,657       37,815      18,801
Cumulative effect of accounting change (note 1).......................          -           -        1,500
                                                                         --------     --------    --------
    Net earnings......................................................     50,657       37,815      20,301
Conversion of partner's interest into common stock (note 15)..........    (46,364)           -           -
                                                                         --------     --------    --------
    Net earnings available to shareholders............................   $  4,293     $ 37,815    $ 20,301
                                                                         --------     --------    --------
                                                                         --------     --------    --------

Earnings per common and common equivalent share:
    Earnings after conversion of partner's interest into common stock and before extraordinary items and cumulative effect of
     accounting change................................................   $    .10     $    .78    $    .41
    Extraordinary items, net of income taxes..........................       (.02)           -        (.01)
    Cumulative effect of accounting change............................          -            -         .03
                                                                         --------     --------    --------
    Net earnings available to shareholders............................   $    .08     $    .78    $    .43
                                                                         --------     --------    --------
                                                                         --------     --------    --------

Weighted average number of common and common equivalent
  shares outstanding, as restated (note 7)............................     51,977       48,624      47,306
                                                                         --------     --------    --------
                                                                         --------     --------    --------






           See accompanying notes to combined financial statements.
------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                     23

                             LA QUINTA INNS, INC.

                   COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (IN THOUSANDS)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                COMMON STOCK     TREASURY STOCK     ADDITIONAL              MINIMUM
                                               --------------   ----------------     PAID-IN    RETAINED    PENSION
                                               SHARES  AMOUNT   SHARES    AMOUNT     CAPITAL    EARNINGS   LIABILITY   TOTAL
                                               ------  ------   ------    ------    ---------   --------   ---------   -----

Balances at December 31, 1992 . . . . . . . .  14,668  $1,467   (1,273)  $(14,668)  $ 56,749   $ 80,773    $     -   $124,321
  Effect of stock split at October 1, 1993. .   6,740     674        -          -       (674)         -          -          -
  Effect of stock split at March 15, 1994 . .  10,703   1,070     (578)         -     (1,070)         -          -          -
  Stock options . . . . . . . . . . . . . . .       -       -      118      1,340      5,568          -          -      6,908
  Dividends paid ($.05 per share) . . . . . .       -       -        -          -          -     (1,015)         -     (1,015)
  Net earnings. . . . . . . . . . . . . . . .       -       -        -          -          -     20,301          -     20,301
  Minimum pension liability . . . . . . . . .       -       -        -          -          -          -     (1,458)    (1,458)
                                               ------  ------   ------   --------   --------   --------    --------  --------

Balances at December 31, 1993 . . . . . . . .  32,111   3,211   (1,733)   (13,328)    60,573    100,059     (1,458)   149,057
  Effect of stock split at October 25, 1994 .  16,163   1,616     (717)         -     (1,616)         -          -          -
  Stock options . . . . . . . . . . . . . . .     485      49      412      3,104      9,802          -          -     12,955
  Purchase of treasury stock. . . . . . . . .       -       -     (323)    (7,115)         -          -          -     (7,115)
  Dividends paid (.10 per share). . . . . . .       -       -        -          -          -     (3,465)         -     (3,465)
  Net earnings. . . . . . . . . . . . . . . .       -       -        -          -          -     37,815          -     37,815
  Minimum pension liability . . . . . . . . .       -       -        -          -          -          -         (16)      (16)
                                               ------  ------   ------   --------   --------   --------    --------  --------

Balances at December 31, 1994 . . . . . . . .  48,759   4,876   (2,361)   (17,339)    68,759    134,409     (1,474)   189,231
  Stock options . . . . . . . . . . . . . . .     824      82       (6)      (158)    11,228          -          -     11,152
  Purchase of treasury stock (note 16). . . .       -       -     (482)   (12,244)         -          -          -    (12,244)
  Conversion of partner's interest into
   common stock (note 15) . . . . . . . . . .   5,300     530        -          -    142,234    (46,364)         -     96,400
  Dividends paid ($.10 per share) . . . . . .       -       -        -          -          -     (4,957)         -     (4,957)
  Net earnings. . . . . . . . . . . . . . . .       -       -        -          -          -     50,657          -     50,657
  Minimum pension liability . . . . . . . . .       -       -        -          -          -          -       1,474     1,474
                                               ------  ------   ------   --------   --------   --------    --------  --------

Balances at December 31, 1995 . . . . . . . .  54,883  $5,488   (2,849)  $(29,741)  $222,221   $133,745    $      -  $331,713
                                               ------  ------   ------   --------   --------   --------    --------  --------
                                               ------  ------   ------   --------   --------   --------    --------  --------

              See accompanying notes to combined financial statements.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                       24

                              LA QUINTA INNS, INC.

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                                             YEARS ENDED DECEMBER 31
                                                        ---------------------------------
                                                           1995        1994        1993
                                                        ---------   --------    ---------
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . . .   $  50,657   $ 37,815    $  20,301
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization of property and
      equipment and asset retirements . . . . . . . .      40,951     38,080       24,055
     Provision for premature retirement of assets . .      12,630          -            -
     Performance stock options. . . . . . . . . . . .           -          -        4,407
     Gain on sale of assets . . . . . . . . . . . . .           -        (79)        (616)
     Partners' equity in earnings . . . . . . . . . .      10,227     11,406       12,965
     Cumulative effect of change in accounting
      for income taxes  . . . . . . . . . . . . . . .           -          -       (1,500)
     Changes in operating assets and liabilities:
       Receivables. . . . . . . . . . . . . . . . . .        (537)    (2,013)      (1,832)
       Income taxes . . . . . . . . . . . . . . . . .       2,646      9,291        3,585
       Supplies and prepayments . . . . . . . . . . .      (1,818)    (2,622)      (1,334)
       Accounts payable and accrued expenses. . . . .       9,704     (1,291)      14,774
       Deferred charges and other assets. . . . . . .         656      1,470          460
       Deferred credits and other . . . . . . . . . .       3,682      2,176        2,778
                                                        ---------   --------    ---------
         Net cash provided by operating activities. .     128,798     94,233       78,043
                                                        ---------   --------    ---------

Cash flows from investing activities:
  Construction, purchase and conversion of inns . . .     (77,502)   (34,690)     (38,858)
  Other capital expenditures. . . . . . . . . . . . .     (39,962)   (75,248)     (32,623)
  Proceeds from property transactions . . . . . . . .           -      2,565          982
  Purchase of partners' equity interests. . . . . . .     (48,200)   (53,255)     (78,169)
  Decrease in notes receivable and investments. . . .       6,836      4,136        3,641
                                                        ---------   --------    ---------
         Net cash used by investing activities. . . .    (158,828)  (156,492)    (145,027)
                                                        ---------   --------    ---------

Cash flows from financing activities:
  Proceeds from line of credit and long-term
   borrowings . . . . . . . . . . . . . . . . . . . .     645,723    417,102      223,198
  Principal payments on line of credit and
   long-term borrowings . . . . . . . . . . . . . . .    (601,121)  (369,955)    (178,528)
  Capital contributions by partners . . . . . . . . .           -          -       35,908
  Capital distributions to partners . . . . . . . . .      (2,495)    (1,144)      (3,414)
  Dividends to shareholders . . . . . . . . . . . . .      (4,957)    (3,465)      (1,015)
  Purchase of treasury stock. . . . . . . . . . . . .     (12,346)    (7,013)           -
  Net proceeds from stock transactions. . . . . . . .       5,227      5,475        1,822
                                                        ---------   --------    ---------
        Net cash provided by financing activities . .      30,031     41,000       77,971
                                                        ---------   --------    ---------

  Increase (decrease) in cash and cash equivalents. .           1    (21,259)      10,987
  Cash and cash equivalents at beginning of year. . .       2,589     23,848       12,861
                                                        ---------   --------    ---------
  Cash and cash equivalents at end of year. . . . . .   $   2,590   $  2,589    $  23,848
                                                        ---------   --------    ---------
                                                        ---------   --------    ---------


             See accompanying notes to combined financial statements.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                       25

                              LA QUINTA INNS, INC.

                      COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                       YEARS ENDED DECEMBER 31
                                                     ----------------------------
                                                      1995       1994      1993
                                                     -------    ------    -------
Supplemental schedule of non-cash investing
 and financing activities:
Adjustment to carrying value of property and
 equipment (note 15) . . . . . . . . . . . . . . .   $51,081    $    -    $     -
Conversion of partner's interest into common
 stock (note 15) . . . . . . . . . . . . . . . . .    46,364         -          -
Tax benefit from stock options exercised (note 7).     6,027     7,480        679
Minimum pension liability (note 8) . . . . . . . .     2,889       147      4,092
Effect of stock splits (note 7). . . . . . . . . .         -     1,616      1,744
Liabilities assumed in connection with
 acquisition of LQP (note 15) . . . . . . . . . .          -         -     65,962
Liabilities assumed in connection with
 acquisitions of unincorporated partnerships
 and joint ventures (note 15). . . . . . . . . . .         -         -     29,878
Conveyance of title of property to mortgagee
 (note 3)  . . . . . . . . . . . . . . . . . . . .         -         -     10,117


            See accompanying notes to combined financial statements.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             LA QUINTA INNS, INC.

                    NOTES TO COMBINED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

     The Company develops, owns and operates inns. The Company owns/operates 237 inns in 29 states, concentrated in the Western and Southern United States. The combined financial statements include the accounts of subsidiaries (all wholly-owned) and unincorporated partnerships and joint ventures in which the Company has at least a 50% interest, and in one case a 40% interest, and exercises substantial legal, financial and operational control. All significant intercompany accounts and transactions have been eliminated in combination. Certain reclassifications of prior period amounts have been made to conform with the current period presentation.

CASH EQUIVALENTS

     All highly liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents.

DEFERRED CHARGES

     Deferred charges consist primarily of issuance costs related to Senior Unsecured Notes due 2005, Senior Unsecured Subordinated Notes due 2003, Industrial Development Revenue Bonds ("IRB"), loan fees, closing fees and organizational costs. Issuance costs are amortized over the life of the related debt using the interest method. Organizational costs are amortized over five years. Loan fees and closing fees are amortized over the respective terms of the loans.

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

INCOME TAXES

     Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). As a result, the Company recorded an adjustment to income of $1,500,000 which represents the net decrease of the deferred tax liability at January 1, 1993. Such amount has been reflected in the combined statement of operations for the year ended December 31, 1993 as the cumulative effect of an accounting change.

EARNINGS PER SHARE

     Earnings per share are computed on the basis of the weighted average number of common and common equivalent (dilutive stock options) shares outstanding in each year after giving retroactive effect to the stock splits effected in the form of stock dividends as discussed in note 7 of these Combined Financial Statements. Primary and fully diluted earnings per share are not significantly different.


------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                     27

                             LA QUINTA INNS, INC.

                    NOTES TO COMBINED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------

ADVERTISING

     The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. These costs were approximately $17,523,000, $16,167,000 and $12,382,000 for the years ended December 31, 1995, 1994 and
1993, respectively.

INTEREST RATE SWAPS

     The accounting treatment for the Company's off balance sheet interest rate swaps is to record net interest received or paid as an adjustment to interest expense.

USE OF ESTIMATES

     The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)  PROPERTY AND EQUIPMENT


                                                           DECEMBER 31
                                                   -------------------------
                                                       1995          1994
                                                   ----------     ----------
Buildings . . . . . . . . . . . . . . . . . . . .  $  882,247     $  767,665
Furniture, fixtures and equipment . . . . . . . .     121,654        124,336
Land and leasehold improvements . . . . . . . . .     185,763        154,299
                                                   ----------     ----------
  Total property and equipment. . . . . . . . . .   1,189,664      1,046,300
Less accumulated depreciation and amortization. .     273,914        252,372
                                                   ----------     ----------
  Net property and equipment. . . . . . . . . . .  $  915,750     $  793,928
                                                   ----------     ----------
                                                   ----------     ----------


    Property and equipment is recorded at cost. Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful lives of the assets as follows: 40 years for buildings; 4 to 10 years for furniture, fixtures and equipment; 10 to 20 years for leasehold and land improvements. Maintenance and repairs are charged to operations as incurred. Expenditures for improvements are capitalized.

    At December 31, 1995 and 1994, land and leasehold improvements includes $2,664,000 for properties held for sale stated at the lower of cost or estimated net realizable value. Charges to reduce the carrying amounts of properties held for sale to net realizable value are recognized in income.

    The Company launched its Gold Medal rooms program during the third quarter of 1995. During implementation of this program, the Company will be replacing certain furniture and fixtures before the end of their normal useful life and has therefore, made adjustments to reflect shorter remaining lives. As a result, the Company will record non-cash provisions for premature retirement of assets totaling approximately $17.0 million, of which $12.6 million was reported in 1995, with the remainder to be recorded in 1996.

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

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity evaluate long-lived assets and certain other identifiable intangible assets for impairment whenever events


------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                     28

                             LA QUINTA INNS, INC.

                    NOTES TO COMBINED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------

or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss meeting the recognition criteria is to be measured as the amount by which the carrying amount for financial reporting purposes exceeds the fair value of the asset. The Company plans to adopt this statement in 1996 and does not expect adoption of the statement to have a material effect, if any on the Company's financial position or results of operations.

(3)  LONG-TERM DEBT


                                                                                  DECEMBER 31
                                                                             ---------------------
                                                                               1995         1994
                                                                             ---------    --------
                                                                                (IN THOUSANDS)
Mortgage loans maturing 1996-2001 (9.09% weighted average effective
 interest rate)............................................................   $ 76,108    $100,275
Industrial Development Revenue Bonds, maturing 1996-2012
 (6.33% weighted average effective interest rate)..........................     58,837      65,959
Bank unsecured line of credit, maturing
 August 31, 2000 (7.07% effective interest rate at December 31, 1995)......    177,000           -
Senior unsecured notes, due 2005 (7.43% effective interest rate)...........     99,793           -
Bank secured term credit facility..........................................          -     171,500
Bank secured line of credit................................................          -      17,350
Bank unsecured line of credit..............................................          -      13,150
Senior unsecured subordinated notes, due 2003 (9.58% effective
 interest rate)............................................................    120,000     120,000
                                                                              --------    --------
   Total...................................................................    531,738     488,234
Less current installments..................................................     13,322      39,976
                                                                              --------    --------
   Net long-term debt......................................................   $518,416    $448,258
                                                                              --------    --------
                                                                              --------    --------


     At December 31, 1995, the Company had a $200 million Bank Unsecured Line of Credit and a $50 million 364-Day Bank Unsecured Line of Credit (the "Bank Unsecured Credit Facilities"). The $200 million Bank Unsecured Line of Credit matures August 2000 and the $50 million 364-Day Bank Unsecured Line of Credit matures September 1996. At December 31, 1995, the Company had $66,319,000 available on its Bank Unsecured Credit Facilities, net of $6,681,000 of letters of credit collateralizing its insurance programs and certain mortgages. The Bank Unsecured Credit Facilities bear interest at the prime rate or LIBOR, adjusted for an applicable margin, as defined under the related credit agreements. The applicable margin is based upon predetermined levels of cash flow to indebtedness or credit ratings received from specified credit rating agencies, also, as defined in the related credit agreements. At December 31, 1995, borrowings under the Bank Unsecured Credit Facilities bear interest at LIBOR plus 45 basis points on $172,000,000 of outstanding borrowings and the prime rate less 50 basis points on $5,000,000 of outstanding borrowings. The Credit Facilities require an annual commitment fee of 20 basis points on the $200 million Bank Unsecured Line of Credit and 15 basis points on the $50 million 364-Day Bank Unsecured Line of Credit.

     Annual maturities for the four years subsequent to December 31, 1996 are as follows:

                                   (IN THOUSANDS)
                        1997............................ $ 14,307
                        1998............................   14,513
                        1999............................   13,475
                        2000............................  230,316


     Maturities for the year ended December 31, 2000 include the $177,000,000 balance on the Bank Unsecured Credit Facilities.


------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                     29

                             LA QUINTA INNS, INC.

                    NOTES TO COMBINED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------

     Interest paid during the years ended December 31, 1995, 1994 and 1993 amounted to $39,912,000, $40,105,000 and $27,913,000, respectively.

     In September 1995, the Company completed an offering of $100,000,000 in principal amount of 7.40% Senior Unsecured Notes due 2005. The proceeds of the financing were used to repay outstanding amounts on the Company's Bank Credit Facilities.

     In 1993, the Company conveyed title to the property in which its corporate headquarters was located to the lender holding a $10.1 million non-recourse mortgage on the property. Completion of this transaction resulted in the elimination of the liability for the non-recourse mortgage on the Company's balance sheet. The Company recognized a loss on property transactions of $4,900,000 related to the write-down of the property to its estimated fair value and an extraordinary gain of $4,991,000, $3,045,000 net of income taxes, for the difference between the carrying amount of the debt and the estimated fair value of the building.

     The Company recognizes gains and losses on extinguishments of debt as extraordinary items in the period in which the debt is extinguished. The Company reported extraordinary items, net of income taxes, of $717,000, and $3,664,000 in 1995 and 1993, respectively, related to these refinancings and retirements. The 1993 amount is offset by an extraordinary gain of $3,045,000 as described above.

     The Company is obligated by agreements relating to eighteen issues of IRBs in an aggregate amount of $49,800,000 to purchase the bonds at face value prior to maturity under certain circumstances. The bonds have floating interest rates which are indexed periodically. Bondholders may, when the rate is changed, put the bonds to the designated remarketing agent. If the remarketing agent is unable to resell the bonds, it may draw upon an irrevocable letter of credit which secure the IRBs. In such event, the Company would be required to repay the funds drawn on the letters of credit within 24 months.

     As of December 31, 1995 no draws had been made upon any such letters of credit. The schedule of annual maturities shown above includes these IRBs as if they will not be subject to repayment prior to maturity. Assuming all bonds under such IRB arrangements are presented for payment prior to December 31, 1996 and the remarketing agents are unable to resell such bonds, the maturities of long-term debt shown above would increase by $33,960,000 for the year ending December 31, 1997.

     On January 23, 1992, with the approval of the Company's Board of Directors, the Company entered into two interest rate swap agreements (the "Agreements") which exchanged the Company's variable rate interest payments for the fixed rate interest payments with a major financial institution (the "Counterparty"). The debts ("Notional Amounts") underlying the Agreements were $16,890,000 and $44,420,000. Under the Agreements, the Company effectively pays a fixed rate of interest at 6.50% and 5.26% and the Counterparty pays a percentage of prime interest rate and the variable rate demand note interest rate ("VRDN"). In the event the VRDN rate exceeds the fixed interest rate of 5.26% or the percentage of prime interest rate exceed 6.50%, the Counterparty pays to the Company that difference times the Notional Amount, on a monthly basis. Should the fixed interest rate of 5.26% exceed the VRDN interest rate or the fixed interest rate of 6.50% exceeds the percentage of prime interest rate, the Company pays the difference times the Notional Amount to the Counterparty, on a monthly basis. These Agreements resulted in net payments to the Counterparty of $442,000, $1,040,000 and $1,427,000 in the years ended December 31, 1995, 1994 and 1993, respectively. The Agreements expire on February 1, 1997, and the Notional Amounts are reduced over the life of the Agreements by scheduled amortization payments. At December 31, 1995, the Notional Amounts of debt remaining under the Agreements are $8,896,000 and $33,250,000 which bear interest at a weighted average variable interest rate of 6.54% and 4.55%, respectively.

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


------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                     30

                             LA QUINTA INNS, INC.

                    NOTES TO COMBINED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Standard and Poor's Corporation and an "A2" rating from Moody's Investors Service on senior unsecured debt. The Company regularly monitors the credit ratings of the Counterparty and considers the risk of default remote.

     As a result of the VRDN rate increasing to 4.37% at December 31, 1995 from 4.32% at December 31, 1994 and the fluctuation in the prime rate during the year, the estimated fair value of the interest rate swap agreements changed to a net payable position of $402,000 at December 31, 1995 from a net receivable position of $494,000 at December 31, 1994 (See note 14).

     The Bank Unsecured Credit Facilities and certain agreements associated with IRBs are governed by a uniform covenant agreement. The most restrictive covenants provide for the following: minimum net worth, limitations on the incurrence of debt, mergers, sales of substantial assets, loans and advances, certain investments or any material changes in character of business.

     The Company's 9 1/4% Senior Unsecured Subordinated Notes due 2003 are governed by a Trust Indenture dated May 15, 1993. The Trust Indenture contains certain covenants for the benefit of holders of the notes, including, among others, covenants placing limitations on the incurrence of debt, dividend payments, certain investments, transactions with related persons, asset sales, mergers and the sale of substantially all the assets of the Company.

     The Company's 7.4% Senior Unsecured Notes due 2005 are governed by a Trust Indenture dated September 15, 1995. The Trust Indenture contains covenants which places limitations on certain liens on assets, sale and leaseback transactions, mergers and the sale of substantially all the assets of the Company.

     At December 31, 1995, the Company was in compliance with all restrictions and covenants.


(4)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     At December 31, 1995 and 1994, accounts payable and accrued expenses consisted of the following:


                                                     DECEMBER 31
                                             -------------------------
                                                1995           1994
                                             ----------     ----------
Accounts payable:
  Trade . . . . . . . . . . . . . . . . .    $13,695        $10,292
  Construction. . . . . . . . . . . . . .      9,666          2,197
  Other . . . . . . . . . . . . . . . . .      6,437          4,189
  Income taxes. . . . . . . . . . . . . .      2,960          3,641
                                             -------        -------
                                             $32,758        $20,319
                                             -------        -------
                                             -------        -------

Accrued expenses:
  Payroll and employee benefits . . . .      $25,201        $21,238
  Interest. . . . . . . . . . . . . . .        4,845          3,023
  Property taxes. . . . . . . . . . . .        9,640          8,387
  Other . . . . . . . . . . . . . . . .        1,229          1,125
                                             -------        -------
                                             $40,915        $33,773
                                             -------        -------
                                             -------        -------


(5)  UNINCORPORATED VENTURES AND PARTNERSHIPS

     At December 31, 1995, the Company had an ownership interest between 50% and 67% in seven unincorporated joint ventures and partnerships. Summary financial information with respect to unincorporated ventures and partnerships included in the combined financial statements is provided below in order to provide further understanding of the Company's structure and to present the financial position and results of operations of


------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                     31

                             LA QUINTA INNS, INC.

                    NOTES TO COMBINED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------

the partnerships and joint ventures included in the combined financial statements. Cost and equity investments are not included in other summarized data as such investments are not considered significant.

     The following financial information includes the activity of the acquired unincorporated joint ventures and partnerships through the date of acquisition (See note 15).

                                                                            DECEMBER 31
                                                                         -------------------
                                                                          1995        1994
                                                                         -------    --------
                                                                           (IN THOUSANDS)
ASSETS
Total current assets.................................................    $ 2,598    $  6,241
Notes receivable, excluding current installments of $51 in 1994......          -       2,542
Investments and other assets.........................................         13       2,483
Property and equipment, net..........................................     13,559     175,734
                                                                         -------    --------
                                                                         $16,170    $187,000
                                                                         -------    --------
                                                                         -------    --------


LIABILITIES AND OWNERS' EQUITY
Total current liabilities............................................    $ 1,194    $ 15,533
Long-term debt, excluding current installments of $475 and $2,707....      1,251      28,576
Owners' equity:
 Company's...........................................................      7,416      50,792
 Partners'...........................................................      6,309      92,099
                                                                         -------    --------
                                                                         $16,170    $187,000
                                                                         -------    --------
                                                                         -------    --------

                                                         YEARS ENDED DECEMBER 31
                                                       ----------------------------
                                                        1995      1994       1993
                                                       -------   -------   --------
                                                             (IN THOUSANDS)
Revenues............................................   $58,265   $85,600   $104,394
Operating costs and expenses........................    38,434    62,775     75,661
                                                       -------   -------   --------
Operating income....................................    19,831    22,825     28,733
Other deductions, principally interest..............    (1,019)   (2,065)    (5,690)
(Loss) gain on property transactions................         -        (1)       324
                                                       -------   -------   --------
Earnings before extraordinary items.................    18,812    20,759     23,367
Extraordinary items.................................         -       (75)      (133)
                                                       -------   -------   --------
  Pretax earnings...................................   $18,812   $20,684   $ 23,234
                                                       -------   -------   --------
                                                       -------   -------   --------
Equity in pretax earnings:
  Company's.........................................   $ 8,585   $ 9,278   $ 10,269
  Partners'.........................................    10,227    11,406     12,965
                                                       -------   -------   --------
                                                       $18,812   $20,684   $ 23,234
                                                       -------   -------   --------
                                                       -------   -------   --------


------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                     32

                             LA QUINTA INNS, INC.

                    NOTES TO COMBINED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------

(6)  INCOME TAXES

     Income tax expense attributable to income from continuing operations consists of:

                                                        YEARS ENDED DECEMBER 31
                                                      ---------------------------
                                                        1995      1994     1993
                                                      -------   -------   -------
                                                             (IN THOUSANDS)
     Federal
       Current.....................................   $26,992   $16,038   $ 8,752
       Deferred....................................     1,015     4,984     1,918
                                                      -------   -------   -------
                                                       28,007    21,022    10,670
                                                      -------   -------   -------
     State
      Current......................................     3,447     2,871       974
      Deferred.....................................       166       283       772
                                                      -------   -------   -------
                                                        3,613     3,154     1,746
                                                      -------   -------   -------
       Total.......................................   $31,620   $24,176   $12,416
                                                      -------   -------   -------
                                                      -------   -------   -------

     The effective tax rate varies from the statutory rate for the following reasons:


                                                        YEARS ENDED DECEMBER 31
                                                      ----------------------------
                                                        1995      1994      1993
                                                      -------   -------   -------
                                                             (IN THOUSANDS)

     Tax expense at statutory rate.................   $29,048   $21,697   $11,143
     State income taxes, net of Federal benefit....     2,482     1,948     1,157
     Other, net....................................        90       531       116
                                                      -------   -------   -------
       Provision for income taxes..................   $31,620   $24,176   $12,416
                                                      -------   -------   -------
                                                      -------   -------   -------

     The following are cash transactions relating to the Company's income taxes:


                                                     YEARS ENDED DECEMBER 31
                                                   --------------------------
                                                    1995        1994    1993
                                                   -------    -------   ------
                                                        (IN THOUSANDS)
     Income taxes paid..........................   $24,777    $ 9,716   $5,953
                                                   -------    -------   ------
                                                   -------    -------   ------
     Income tax refund..........................   $   111    $    99   $   71
                                                   -------    -------   ------
                                                   -------    -------   ------

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                     33

                             LA QUINTA INNS, INC.

                    NOTES TO COMBINED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1995 and 1994 are presented below:


                                                                                   YEARS ENDED DECEMBER 31
                                                                                   -----------------------
                                                                                     1995          1994
                                                                                   -------        -------
                                                                                        (IN THOUSANDS)
Deferred tax assets:
 Notes receivable and land, principally due to allowance and write-downs for
  financial reporting purposes...................................................  $ 3,447       $  3,913
 Property and equipment, principally due to acquisitions of
  partnership interests..........................................................   14,046         13,450
 Expense provisions and deferred gains...........................................   12,414         10,275
 Minimum pension liability.......................................................        -            943
                                                                                   -------        -------
    Total gross deferred tax assets..............................................   29,907         28,581
                                                                                   -------        -------
Deferred tax liabilities:
 Investments in partnerships, principally due to differences in
  depreciation and capitalized interest..........................................     (352)        (3,356)
 Property and equipment, principally due to differences in
  depreciation and capitalized interest..........................................  (34,365)       (30,367)
 Other...........................................................................   (1,701)        (1,340)
                                                                                   -------        -------
    Total gross deferred tax liabilities.........................................  (36,418)       (35,063)
                                                                                   -------        -------
 Net deferred tax liability......................................................  $(6,511)       $(6,482)
                                                                                   -------        -------
                                                                                   -------        -------

     The Company anticipates that the reversal of existing taxable temporary differences will more likely than not provide sufficient taxable income to realize the tax benefits of the remaining deferred tax assets.

(7)  SHAREHOLDERS' EQUITY

     The Board of Directors authorized three-for-two stock splits effected in the form of stock dividends effective in October 1994, March 1994 and October 1993. Earnings per share, the weighted average number of shares outstanding, shareholders' equity and the following information have been adjusted to give effect to each of these distributions.

     During 1995 and 1994, the Board of Directors authorized a series of plans for the repurchase of up to a total of $30,000,000 of the Company's common stock. Repurchases of 482,000 shares for approximately $7,115,000 and 373,200 shares (post-split) for approximately $12,244,000 were made under these plans during 1995 and 1994, respectively. Additional repurchases will be made from time to time as deemed appropriate by the Company. During January 1996, the Board of Directors, through a resolution independent of the $30,000,000 series of repurchase plans, approved a private transaction for the repurchase of $11,500,000 of the Company's common stock from a related party (see note 16).



------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                     34

                             LA QUINTA INNS, INC.

                    NOTES TO COMBINED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------

     The Company's stock option plans cover the granting of options to purchase an aggregate of 7,212,024 common shares. Options granted under the plans are issuable to certain officers, employees and Board of Directors generally at prices not less than fair market value at date of grant. Options are generally exercisable in four equal installments on successive anniversary dates of the date of grant and are exercisable thereafter in whole or in part. Outstanding options not exercised expire ten years from the date of grant. A summary of the status of the Company's stock option plans at December 31, 1993, 1994 and 1995 is presented in the table below.


                                                       OPTION                TOTAL
                                       NUMBER         PRICE RANGE         OPTION PRICE
                                      OF SHARES        PER SHARE         (IN THOUSANDS)
                                     ----------   --------------------   -------------
Outstanding December 31, 1993......   6,301,233   $ 3.09    -   $ 9.04       $30,599
  Granted..........................   1,305,377    17.42    -    24.00        23,762
  Canceled or expired..............     (82,712)    3.50    -    17.94          (955)
  Exercised........................  (1,197,429)    3.19    -     9.04        (5,472)
                                     ----------                              -------

Outstanding December 31, 1994......   6,326,469   $ 3.35    -   $24.00       $47,934
  Granted..........................     448,875    20.00    -    28.94        12,113
  Canceled or expired..............    (215,738)    3.93    -    17.58        (1,386)
  Exercised........................    (824,541)    3.35    -    20.08        (5,214)
                                     ----------                              -------

Outstanding December 31, 1995......   5,735,065   $ 3.46    -   $28.94       $53,447
                                     ----------                              -------
                                     ----------                              -------

Exercisable at:
  December 31, 1994................   3,872,597   $ 3.35    -   $ 9.04       $18,576
                                     ----------                              -------
                                     ----------                              -------
  December 31, 1995................   4,603,713   $ 3.46    -   $24.00       $34,836
                                     ----------                              -------
                                     ----------                              -------

Available for future grants at:
  December 31, 1994...............    1,710,096
                                     ----------
                                     ----------
  December 31, 1995...............    1,476,959
                                     ----------
                                     ----------

     Upon exercise, the excess of the option price received over the par value of the shares issued, net of expenses, is credited to additional paid-in capital.

     The exercise of non-qualified stock options results in state and federal income tax benefits to the Company related to the difference between market price at the date of exercise and the option price. During 1995, 1994 and 1993, approximately $6,027,000, $7,480,000 and $679,000, respectively, was credited to additional paid-in capital for the tax benefits of options exercised.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. Statement 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by Accounting Pronouncement Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue to account for its employee stock compensation plans as prescribed under Opinion 25 and will make the pro forma disclosures of net income and earnings per share required by Statement 123 beginning with its financial statements for the year ended December 31, 1996. The Company, therefore, does not anticipate the implementation of Statement 123 to have a material adverse impact on the Company's financial position or results of operations.



------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                     35

                             LA QUINTA INNS, INC.

                   NOTES TO COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Under the terms of the La Quinta Development Partners, L.P. ("LQDP" or the "Development Partnership") partnership agreement, AEW Partners, L.P. ("AEW Partners") had the ability to convert 66 2/3% of its 60% ownership in the Development Partnership into a specified number of shares of the Company's Common Stock (adjusted for stock splits, cash dividends, and distributions from LQDP to AEW). As further discussed in note 15, AEW exercised its conversion option during 1995 and 5,299,821 shares of the Company's common stock were issued to AEW. These shares were registered with the Securities and Exchange Commission and were sold, together with 20,250 shares of the Company's Common Stock owned by AEW prior to the conversion, in an underwritten secondary public offering.

(8)  PENSION PLAN AND OTHER

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

     In accordance with the provisions of Statement of Financial Accounting Standards No. 87 "Employer's Accounting for Pensions", the Company has recorded an additional minimum liability of $1,056,000 and an intangible asset of equal amount at December 31, 1995. This liability represents the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability at the measurement date.

     The following table sets forth the funded status and amounts recognized in the Company's combined financial statements for the Plan at December 31, 1995 and 1994.

                                                                                DECEMBER 31
                                                                           ---------------------
                                                                             1995         1994
                                                                           --------     --------
                                                                               (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
    benefits of $9,273 and $7,067 .....................................    $(10,209)    $(10,936)
                                                                           --------     --------
                                                                           --------     --------
  Projected benefit obligation for services rendered to date ..........    $(13,589)    $(12,961)
  Plan assets at fair value, primarily marketable stocks and CDs ......       8,923        6,846
                                                                           --------     --------
  Projected benefit obligation in excess of plan assets ...............      (4,666)      (6,115)
  Unrecognized net loss from past experiences different from
    those assumed .....................................................       3,083        4,443
  Prior service costs .................................................       1,354        1,528
  Additional minimum liability ........................................      (1,056)      (3,945)
                                                                           --------     --------
      Accrued pension costs ...........................................    $ (1,285)    $ (4,089)
                                                                           --------     --------
                                                                           --------     --------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                       36

                             LA QUINTA INNS, INC.

                   NOTES TO COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The following table sets forth the funded status of the SERP and amounts recognized in the Company's financial statements for the SERP:

                                                                                DECEMBER 31
                                                                           --------------------
                                                                             1995         1994
                                                                           -------      -------
                                                                              (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits of
    $1,287 and $1,188 .................................................    $(1,867)     $(1,273)
                                                                           -------      -------
                                                                           -------      -------
  Projected benefit obligation for services rendered to date ..........    $(4,836)     $(3,428)
  Unrecognized net loss (gain) from past experiences different from
    those assumed .....................................................        769          (78)
  Prior service costs .................................................        (60)           -
  Unrecognized net loss from modifications ............................          -          117
                                                                           -------      -------
  Accrued pension costs ...............................................    $(4,127)     $(3,389)
                                                                           -------      -------
                                                                           -------      -------

     The Company maintains a trust account intended for use in settling benefits due under the SERP. The Company had no funds accumulated in the trust account at December 31, 1995 and 1994.

The assumptions used in the calculations shown above were:

                                                        1995          1994          1993
                                                     -----------   -----------   -----------
Discount rate ...................................          7.25%         8.50%         7.50%
Expected long-term rate of return on assets .....          8.00%         8.00%         8.00%
Rate of increase in compensation levels .........    5.00%-6.00%   5.00%-6.00%   5.00%-6.00%

     Net pension cost includes the following components:

                                                                  YEARS ENDED DECEMBER 31
                                                               -----------------------------
                                                                1995        1994       1993
                                                               ------      ------     ------
                                                                       (IN THOUSANDS)
Service cost (benefits earned during the period) ..........    $1,571      $1,604     $1,564
Interest cost on projected benefit obligation .............     1,072       1,258      1,207
Actual return on plan assets ..............................    (1,639)        228        (38)
Net amortization and deferral .............................       410         (96)       134
Net deferred asset gain ...................................     1,041           -          -
                                                               ------      ------     ------
Net periodic pension cost before allocation to
  Managed Inns (See note 13) ..............................     2,455       2,994      2,867
Cost allocated to Managed Inns ............................         -         (30)      (238)
                                                               ------      ------     ------
  Net periodic pension cost ...............................    $2,455      $2,964     $2,629
                                                               ------      ------     ------
                                                               ------      ------     ------

     In addition to providing pension benefits, the Company established a 401(k) Savings Plan and Trust (the "Savings Plan") effective January 1, 1994. The Savings Plan is designed to be a qualified plan under sections 401 and 410 through 417 of the Internal Revenue Code. Under the Savings Plan, eligible employees are allowed to defer income on a pre-tax basis through contributions to the Savings Plan and the Company matches a portion of such contributions.
The Company's matching contributions totaled approximately $157,000 and $131,000 in 1995 and 1994, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                       37

                             LA QUINTA INNS, INC.

                   NOTES TO COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(9)  OPERATING LEASES

LESSEE

     The Company leases a portion of the real estate and equipment used in operations. Certain ground lease arrangements contain contingent rental provisions based upon revenues and also contain renewal options at fair market values at the conclusion of the initial lease terms. In 1993, the Company entered into two ten year operating leases for its corporate headquarters and reservation facilities in San Antonio.

     Future annual minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 1995 follow:

                                                      (IN THOUSANDS)
                1996 ..................................  $ 2,597
                1997 ..................................    2,394
                1998 ..................................    2,096
                1999 ..................................    2,026
                2000 ..................................    2,006
                Later years ...........................    7,603
                                                         -------
                Total minimum payments required .......  $18,722
                                                         -------
                                                         -------

     Total rental expense for operating leases was approximately $3,188,000, $3,196,000 and $2,840,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

LESSOR

     The Company leases restaurants it owns to third parties. The leases are accounted for as operating leases expiring during a period from 1996 to 2016 and provide for minimum rentals and contingent rentals based on a percentage of annual sales in excess of stipulated amounts. The following is a summary of restaurant property leased at December 31, 1995:

                                                      (IN THOUSANDS)
                Buildings ..........................     $32,378
                Less:  accumulated depreciation ....      10,877
                                                         -------
                                                          21,501
                Land ...............................      17,839
                                                         -------
                  Total leased property ............     $39,340
                                                         -------
                                                         -------

     Minimum future rentals to be received under the noncancelable restaurant leases in effect at December 31, 1995 follow:

                                                      (IN THOUSANDS)
                  1996 ..............................    $ 6,119
                  1997 ..............................      5,999
                  1998 ..............................      5,821
                  1999 ..............................      5,426
                  2000 ..............................      5,559
                  Later years .......................     19,424
                                                         -------
                                                         $48,348
                                                         -------

     Contingent rental income amounted to approximately $1,198,000, $1,025,000 and $811,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                       38

                             LA QUINTA INNS, INC.

                   NOTES TO COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(10) COMMITMENTS

     The estimated additional cost to complete the Gold Medal rooms program, room additions of inns, conversion of acquired inns and construction of new inns for which commitments have been made is approximately $82,134,000 at December 31, 1995, of which approximately $22,963,000 relates to the Gold Medal rooms program. Funds on hand, anticipated future cash flows and amounts available on the Company's Bank Unsecured Credit Facilities are sufficient to complete these projects.

(11) CONTINGENCIES

LITIGATION

     In September 1993, a former officer of the Company filed suit against the Company and certain of its directors and their affiliate companies (the "La Quinta Defendants"). The suit alleges breach of an employment agreement, misrepresentation, wrongful termination, self-dealing, breach of fiduciary duty, usurpation of corporate opportunity and tortious interference with contractual relations. Compensatory damages of $2,500,000 and exemplary damages of $5,000,000 are sought in the action. The Court has pending before it the La Quinta Defendants' motion for summary judgment. The parties subsequently filed a required, joint Pre Trial Order, in which the plaintiff has conceded a number of his claims. Currently, no trial date has been set for this action. The Company will vigorously defend against this suit.

     The Company is also party to various lawsuits and claims generally incidental to its business. The ultimate disposition of these and the above discussed matter are not expected to have a material adverse effect on the Company's financial position or results of operations.

SEVERANCE AND EMPLOYMENT AGREEMENTS

     The Company has entered into a five year employment agreement which includes a severance provision granting an executive the right to receive certain benefits, including among others, his annual base salary and bonus if there occurs a termination (as defined in the respective agreement) within the five year term of the agreement, or resignation (as defined in the agreement). As of December 31, 1995, the maximum contingent liability under the severance provision of this agreement was approximately $1,575,000.
















-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                       39

                             LA QUINTA INNS, INC.

                   NOTES TO COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(12) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The unaudited combined results of operations by quarter are summarized below:

                                                    FIRST       SECOND         THIRD       FOURTH
                                                   QUARTER      QUARTER       QUARTER      QUARTER
                                                   -------      -------       -------      -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended December 31, 1995:
  Revenues ....................................    $96,735      $110,043      $113,906     $93,235
  Operating income ............................     32,692        40,936        34,538      24,497
  Earnings before extraordinary items .........     11,070        16,691        14,932       8,681
  Conversion of partner's interest into
    common stock ..............................          -             -       (46,364)          -
  Net earnings (loss) available to
    shareholders ..............................     11,070        16,691       (32,149)      8,681
  Earnings (loss) per share after conversion
    of partner's interest into common stock
    and before extraordinary items ............        .23           .34          (.58)        .16
  Earnings (loss) per share available to
    shareholders ..............................    $   .23      $    .34      $   (.59)    $   .16

Year ended December 31, 1994:
  Revenues ....................................    $78,243      $ 92,563      $104,364     $87,072
  Operating income ............................     20,277        30,352        35,932      24,196
  Net earnings ................................      5,542        11,280        14,011       6,982
  Earnings per share...........................    $   .11      $    .23      $    .29     $   .14

Year ended December 31, 1993:
  Revenues ....................................    $60,607      $ 70,633      $ 76,923     $63,687
  Operating income ............................     16,491        19,446        26,887      12,543
  Earnings before extraordinary items
    and cumulative effect of accounting
    change ....................................      4,144         2,692        10,012       2,573
  Net earnings ................................      5,644         3,634         9,711       1,312
  Earnings per share before extraordinary
    items and cumulative effect of
    accounting change .........................        .09           .06           .21         .05
  Earnings per share ..........................    $   .12      $    .08      $    .20     $   .03


     The decrease in net earnings (loss) available to shareholders in the third quarter of 1995 resulted from the provision for premature retirement of assets of $8,577,000, $5,309,000 net of tax (see note 2) and the conversion of partner's interest into common stock of $46,364,000 (see note 15).

     In the fourth quarter of 1993, the Company recorded an adjustment of $1,273,000, $777,000 net of tax, to decrease its expense related to the self-insurance program for major medical and hospitalization coverage due to decreases in actual claims and estimates of incurred but not reported claims.

     The decrease in net earnings in the second quarter of 1993 is primarily a result of $4,407,000 in performance stock option expense related to the vesting of certain contingent stock options, that became exercisable in May 1993. This expense was partially offset by an increase in operating income.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                       40

                             LA QUINTA INNS, INC.

                   NOTES TO COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(13) RELATED PARTY TRANSACTIONS

MANAGEMENT SERVICES FEE

     All inns owned by La Quinta Motor Inns Limited Partnership ("LQP") (through November 30, 1993) and by the two joint ventures (the "CIGNA Partnerships") between the Company and investment partnerships managed by CIGNA Investments, Inc. (through June 30, 1994) (collectively the "Managed Inns") operated under the La Quinta name and were managed by the Company in accordance with long-term management agreements. The Company earned management and licensing fees as well as fees for chain services such as bookkeeping, national advertising and reservations.

OTHER RECURRING TRANSACTIONS

     La Quinta pays all direct operating expenses on behalf of the partnerships and joint ventures and is reimbursed for all such payments.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

INTEREST RATE SWAP AGREEMENTS
     The fair value of interest rate swap agreements represents the estimated amount the Company would receive (pay) to terminate the agreements, taking into consideration current interest rates and the current creditworthiness of the counterparties (See note 3).

     The estimated fair values of the Company's financial instruments are summarized as follows:

                                                           DECEMBER 31, 1995           DECEMBER 31, 1994
                                                       ------------------------    ------------------------
                                                        CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                                         AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                                       ---------     ----------    ---------     ----------
                                                                        (IN THOUSANDS)
Notes receivable ...................................   $   3,240     $   3,240     $   7,320     $   7,320
Long-term debt, including current
  installments and related letters of credit .......    (531,738)     (548,855)     (488,234)     (480,758)
Interest rate swap agreements
  in a net (payable) receivable position ...........         (27)         (402)          (32)          494


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             LA QUINTA INNS, INC.

                   NOTES TO COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(15) ACQUISITION OF PARTNERS' INTERESTS

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

     Upon conversion of the partnership interest into La Quinta Common Stock, the Company issued 5,299,821 shares of Common Stock having a fair market value of $142.8 million based on the July 3, 1995 New York Stock Exchange closing price. The conversion was accounted for by increasing shareholders' equity by the $46.4 million value of the option and recording a $46.4 million non-recurring, non-cash adjustment entitled Conversion of Partner's Interest into Common Stock below net earnings in the Statement of Operations. There was therefore no net effect to shareholders' equity as a result of this accounting treatment. The sale to La Quinta of AEW's remaining one-third interest in LQDP was accounted for as an acquisition of a minority interest and purchase accounting was applied. The carrying value of certain property and equipment acquired in the AEW Transaction was increased by approximately $51.1 million to reflect fair market value as of July 3, 1995.

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

     The following unaudited pro forma information reflects the combined results of operations of the Company as if the AEW Transaction had occurred on January 1, 1995 and January 1, 1994. The pro forma information gives effect to certain adjustments, including additional depreciation expense on property and equipment based on their fair values, increased interest expense on additional debt incurred, elimination of AEW's Partners' equity in earnings and the related income tax effect of those adjustments. The pro forma information does not reflect the $46.4 million non-recurring, non-cash item described above. The pro forma per share effect of this item is ($.85) and ($.86) for the years ended December 31, 1995 and 1994, respectively. The pro forma results are not necessarily indicative of operating results that would have occurred had the AEW Transaction been consummated as of the beginning of 1995 and 1994, nor are they necessarily indicative of future operating results.

                                                                 (UNAUDITED)
                                                                  PRO FORMA
                                                                 DECEMBER 31,
                                                     -------------------------------------
                                                           1995                1994
                                                         --------            --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues ....................................      $413,919            $362,242
                                                         --------            --------
                                                         --------            --------
Earnings before extraordinary items ...............      $ 54,698            $ 41,050
                                                         --------            --------
                                                         --------            --------
Earnings before extraordinary items per share .....      $   1.00            $    .76
                                                         --------            --------
                                                         --------            --------

     On January 24, 1994, the Company concluded the acquisition of LQP as discussed below. Additionally, in July 1994, the Company purchased nine La Quinta inns previously held by the CIGNA partnerships and during the second quarter of 1994, the Company purchased the limited partners' interest in one of the Company's combined unincorporated joint ventures which owned one inn. The aggregate purchase price of these transactions


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                       42

                             LA QUINTA INNS, INC.

                   NOTES TO COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

was $53,255,000 of which a portion was financed through the Company's credit facilities.

     On October 27, 1993, the Company entered into a definitive Partnership Acquisition Agreement (the "Merger Agreement") with LQP and other parties, pursuant to which the Company, through wholly-owned subsidiaries, would acquire all units of LQP (the "Units") that it did not beneficially own at a price of $13.00 net per Unit in cash. The Merger Agreement provided for a tender offer (the "Offer") for all of LQP's outstanding Units at a price of $13.00 net per Unit in cash, which Offer commenced on November 1, 1993 and expired at midnight on November 30, 1993. The Offer resulted in the purchase of 2,805,190 Units (approximately 70.6% of the outstanding Units) by the Company through its wholly-owned subsidiary, LQI Acquisition Corporation. As a result of a contribution of additional units previously owned by the Company subsequent to the Offer, LQI Acquisition Corporation beneficially owned 3,257,890 Units (approximately 82% of the Units) at December 31, 1993. Pursuant to the Merger Agreement, a Special Meeting of Unitholders was then held on January 24, 1994 to approve the merger of a subsidiary of LQI Acquisition Corporation with and into LQP, with LQP as the surviving entity. As a result of this merger which was approved by the requisite vote of Unitholders on January 24, 1994, all of LQP's outstanding Units other than Units owned by the Company or any direct or indirect subsidiary of the Company were converted into the right to receive $13.00 net in cash without interest. The acquisition has been accounted for as a purchase and the results of LQP's operations have been included in the Company's combined results of operations since December 1, 1993.

     LQI Acquisition Corporation obtained funds to acquire the Units as a result of a capital contribution by La Quinta. In order to make such a capital contribution to LQI Acquisition Corporation, the Company borrowed approximately $45.9 million under its existing credit facility.

(16) SUBSEQUENT EVENTS

     On January 19, 1996, La Quinta filed a shelf registration statement with the Securities and Exchange Commission which would allow the Company to issue up to $250 million principal amount of Debt Securities. The registration statement became effective on January 25, 1996. The Company is currently proposing to issue up to $150 million in principal amount of Debt Securities at terms dependent upon market conditions at the time of issuance. No assurance can be given that these proposed transactions will be consummated.

     On January 22, 1996, the Company agreed to purchase 500,000 shares of its common stock for $11.5 million from The Airlie Group L.P. ("Airlie"). Airlie is an investment limited partnership of which a corporation owned by an officer and director of the Company is an indirect co-general partner. These shares were purchased at a discount to the closing stock price as of
January 19, 1996.   This transaction was approved by the Board of Directors
through a resolution independent of the $30.0 million series of stock repurchase plans described in note 7.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                       43

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
La Quinta Inns, Inc.:

     We have audited the combined balance sheets of La Quinta Inns, Inc. as of December 31, 1995 and 1994 and the related combined statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of La Quinta Inns, Inc. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the combined financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 in 1993.



                                            KPMG PEAT MARWICK LLP
San Antonio, Texas
January 22, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  DIRECTORS OF REGISTRANT

     There is incorporated in this Item 10(a) by reference that portion of the Company's definitive Proxy Statement, which Registrant intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the captions "Election of Directors," and "Meetings and Committees of the Board of Directors."

(b)  EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the regular annual meeting of the Board of Directors following the next Annual Meeting of Shareholders and until his/her successor is duly elected and qualified.

Gary L. Mead               48     President and Chief Executive Officer and Director
Michael A. Depatie         39     Sr. Vice President - Finance, Chief Financing Officer
William C. Hammett, Jr.    49     Sr. Vice President - Accounting & Administration
Thomas W. Higgins          48     Sr. Vice President - Operations
Stephen B. Hickey          51     Sr. Vice President - Marketing
Steven T. Schultz          49     Sr. Vice President - Development
John F. Schmutz            48     Vice President - General Counsel and Secretary

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

     William C. Hammett, Jr. has been Senior Vice President - Accounting and Administration since June 1992. He served as Executive Vice President - Finance of Motel 6 G.P., Inc., from February 1991 to June 1992. He served as Vice President - Controller of Motel 6 G.P., Inc. from September 1988 to February 1991. He served as Controller of Spartan Food Systems from August 1973 to September 1988.

     Thomas W. Higgins has been Senior Vice President - Operations of the Company since September 1992. He served as Vice President - Human Resources of the Company from June 1992 to September 1992. He served as Vice President
- Human Resources of Motel 6 G.P., Inc. from May 1988 to June 1992. He served as Director of Training/Employment of General Mills from October 1986 to May 1988.

     Stephen B. Hickey has been Senior Vice President - Marketing of the Company since June 1995. He served as Senior Vice President - Marketing of T.G.I Friday's, Inc. from September 1989 to June 1995. He served as Vice President - Corporate Marketing of Wendy's International from October 1988 to August 1989.

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

ITEM 11. EXECUTIVE COMPENSATION

     There are incorporated in this Item 11 by reference those portions of the Company's definitive Proxy Statement, which Registrant intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the captions "Executive Compensation," "Compensation Pursuant to Plans," "Other Compensation," "Compensation of Directors," and "Termination of Employment and Change of Control Arrangements."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There are incorporated in this Item 12 by reference those portions of the Company's definitive Proxy Statement, which Registrant intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the captions "Principal Shareholders" and "Security Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated in this Item 13 by reference that portion of the Company's definitive Proxy Statement, which Registrant intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the caption "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1)      Financial Statements

         The Combined Financial Statements of the Company appearing in Item 8 are as follows:

         Combined Balance Sheets at December 31, 1995 and 1994
         Combined Statements of Operations for the years ended December 31,
            1995, 1994 and 1993
         Combined Statements of Shareholders' Equity for the years ended
            December 31, 1995, 1994 and 1993
         Combined Statements of Cash Flows for the years ended December 31,
            1995, 1994 and 1993
         Notes to Combined Financial Statements
         Independent Auditors' Report on financial statements

(2)      Financial Statement Schedules

         All schedules for which provision is made in the applicable regulation to the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have been omitted.

(3)      The following exhibits are filed as a part of this Report:

(3)(a) Restated Articles of Incorporation of La Quinta Inns, Inc., as amended on May 21, 1993. (7)

(3)(b)   Amended and Restated By-Laws of La Quinta Inns, Inc.  (1)

(10)(a)* La Quinta Inns, Inc. 1978 Non-Qualified Stock Option Plan, as amended. (2)

(10)(b)* La Quinta Inns, Inc. 1984 Stock Option Plan. (3)

(10)(c)* Amendment No. 1 to La Quinta Inns, Inc. 1984 Stock Option
         Plan.  (4)

(10)(d)* Amendment No. 2 to La Quinta Inns, Inc. 1984 Stock Option
         Plan.  (5)

(10)(e)* Amended and Restated La Quinta Inns, Inc. 1984 Stock Option Plan, as of November 21, 1991. (1)

(10)(f)* Supplemental Executive Retirement Plan and Trust Agreement
         of Registrant, dated April 20, 1990, by and between Registrant and Frost National Bank. (6)

(10)(g)* La Quinta Inns, Inc. Deferred Compensation Plan, effective June 1, 1987. (6)

(10)(h)  Form of Indemnification Agreement, made and entered into as of November 15, 1990 and thereafter (with respect to persons who became directors of Registrant after such dates), by and between Registrant and each of its directors. (6)

(10)(i)  Form of Indemnification Agreement, made and entered into as of November 15, 1990 and thereafter (with respect to persons who became directors of Registrant after such dates), by and between Registrant and each of its officers. (6)

(10)(j) Registration Rights Agreement, dated as of July 31, 1991 by and between Registrant and Sam Barshop and his wife, Ann Barshop. (1)

(10)(k)* Employment Agreement, dated as of March 3, 1992, by and between Registrant and Gary L. Mead.  (1)

(10)(l)* Non-Qualified Stock Option Agreement, dated as of March 3, 1992, between Registrant and Gary L. Mead. (1)

(10)(m)* Registration Rights Agreement, dated as of March 3, 1992, between Registrant and Gary L. Mead. (1)

(10)(n) Second Amended and Restated Master Covenant Agreement dated June 15, 1993. (7)

(10)(o)  Indenture dated May 15, 1993 Re: $120,000,000 9 1/4% Senior
         Subordinated Notes due 2003. (7)

(10)(p) $126,795,786.64 Credit Agreement Among La Quinta Inns, Inc. Certain lenders and NationsBank of Texas, N.A. as Administrative Lender dated June 15, 1993. (7)

(10)(q)  $241,844,955.21 Amended and Restated Credit Agreement Among
         La Quinta Inns, Inc. Certain lenders and NationsBank of Texas, N.A. as Administrative Lender dated January 25, 1994. (8)

(10)(r) Third Amended and Restated Master Covenant Agreement dated as of January 25, 1994. (8)

(10)(s) Fifth Amended and Restated Master Covenant Agreement dated as of September 12, 1995. (9)

(10)(t) Amended and Restated Credit Agreement (Facility A), dated as of September 12, 1995. (9)

(10)(u) Amended and Restated Credit Agreement (Facility B), dated as of September 12, 1995. (9)

(10)(v)  Indenture dated September 15, 1995 Re:  Debt Securities.  (9)

(10)(w) Officers' certificate defining terms of $100,000,000 7.4% Senior Notes due 2005 filed herewith.

(11) Statement regarding computation of per share earnings filed herewith.

(12) Computation of Ratio of Earnings to Fixed Charges filed herewith.

(21) Subsidiaries of La Quinta Inns, Inc. as of January 31, 1996 filed herewith.

(22) Registrant's definitive Proxy Statement to be filed by Registrant within 120 days after the end of the fiscal year covered by the Registrant's Form 10-K.

(23) Consent by KPMG Peat Marwick LLP dated February 21, 1996 to incorporation by reference of their report dated January 22, 1996, in various Registration Statements filed herewith.

(24)     Powers of Attorney filed herewith.

(27)     Financial Data Schedule filed herewith.

___________
*        Indicates management compensation agreement.

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

(5) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-26470) and incorporated herein by reference.

(6) Previously filed as an exhibit to the Registrant's Registration Statement on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

(7) Previously filed as an exhibit to Registrant's Registration Statement on Form 10-Q for the period ended June 30, 1993.

(8) Previously filed as an exhibit to the Registrant's Registration Statement on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(9) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 2-61755) and incorporated herein by reference.

(b)  Reports on Form 8-K.
               Not applicable.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LA QUINTA INNS, INC.
                                       (Registrant)


                                       By:   /s/ William  C. Hammett, Jr.
                                          -----------------------------------
                                             William C. Hammett, Jr.
                                             Senior Vice President
                                             Chief Accounting Officer


                                       By:   /s/ Michael A. Depatie
                                          -----------------------------------
                                             Michael A. Depatie
                                             Senior Vice President
                                             Chief Financing Officer
Date: February 21, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

           SIGNATURE                             TITLE
           ---------                             -----

       /s/ GARY L. MEAD*
-----------------------------------    President and Chief Executive
         Gary L. Mead                    Officer, Director

   /s/ WILLIAM C. HAMMETT, JR.
-----------------------------------    Sr. Vice President - Accounting
       William C. Hammett, Jr.           and Administration

    /s/ MICHAEL A. DEPATIE
-----------------------------------    Sr. Vice President - Finance,
       Michael A. Depatie                Chief Financing Officer


    /s/ THOMAS M. TAYLOR*
-----------------------------------    Chairman of the Board
       Thomas M. Taylor

  /s/ WILLIAM H. CUNNINGHAM*
-----------------------------------    Director
     William H. Cunningham

    /s/ KENNETH T. STEVENS*
-----------------------------------    Director
     Kenneth T. Stevens

      /s/ PETER STERLING*
-----------------------------------    Director
        Peter Sterling

*By: /s/ WILLIAM C. HAMMETT, JR.
-----------------------------------
     William C. Hammett, Jr.
        ATTORNEY-IN-FACT

Date:  February 21, 1996

                                EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------

(3)(a) Restated Articles of Incorporation of La Quinta Inns, Inc., as amended on May 21, 1993. (7)

(3)(b)   Amended and Restated By-Laws of La Quinta Inns, Inc.  (1)

(10)(a)* La Quinta Inns, Inc. 1978 Non-Qualified Stock Option Plan, as amended. (2)

(10)(b)* La Quinta Inns, Inc. 1984 Stock Option Plan.  (3)

(10)(c)* Amendment No. 1 to La Quinta Inns, Inc. 1984 Stock Option
         Plan.  (4)

(10)(d)* Amendment No. 2 to La Quinta Inns, Inc. 1984 Stock Option
         Plan.  (5)

(10)(e)* Amended and Restated La Quinta Inns, Inc. 1984 Stock Option Plan, as of November 21, 1991. (1)

(10)(f)* Supplemental Executive Retirement Plan and Trust Agreement
         of Registrant, dated April 20, 1990, by and between Registrant and Frost National Bank. (6)

(10)(g)* La Quinta Inns, Inc. Deferred Compensation Plan, effective June 1, 1987. (6)

(10)(h)  Form of Indemnification Agreement, made and entered into as of November 15, 1990 and thereafter (with respect to persons who became directors of Registrant after such dates), by and between Registrant and each of its directors. (6)

(10)(i)  Form of Indemnification Agreement, made and entered into as of November 15, 1990 and thereafter (with respect to persons who became directors of Registrant after such dates), by and between Registrant and each of its officers. (6)

(10)(j) Registration Rights Agreement, dated as of July 31, 1991 by and between Registrant and Sam Barshop and his wife, Ann Barshop. (1)

(10)(k)* Employment Agreement, dated as of March 3, 1992, by and between Registrant and Gary L. Mead.  (1)

(10)(l)* Non-Qualified Stock Option Agreement, dated as of March 3, 1992, between Registrant and Gary L. Mead. (1)

(10)(m)* Registration Rights Agreement, dated as of March 3, 1992, between Registrant and Gary L. Mead. (1)

(10)(n) Second Amended and Restated Master Covenant Agreement dated June 15, 1993. (7)

(10)(o)  Indenture dated May 15, 1993 Re: $120,000,000 9 1/4% Senior
         Subordinated Notes due 2003. (7)

(10)(p) $126,795,786.64 Credit Agreement Among La Quinta Inns, Inc. Certain lenders and NationsBank of Texas, N.A. as Administrative Lender dated June 15, 1993. (7)

(10)(q)  $241,844,955.21 Amended and Restated Credit Agreement Among
         La Quinta Inns, Inc. Certain lenders and NationsBank of Texas, N.A. as Administrative Lender dated January 25, 1994. (8)

(10)(r) Third Amended and Restated Master Covenant Agreement dated as of January 25, 1994. (8)

(10)(s) Fifth Amended and Restated Master Covenant Agreement dated as of September 12, 1995. (9)

(10)(t) Amended and Restated Credit Agreement (Facility A), dated as of September 12, 1995. (9)

(10)(u) Amended and Restated Credit Agreement (Facility B), dated as of September 12, 1995. (9)

(10)(v)  Indenture dated September 15, 1995 Re:  Debt Securities.  (9)

(10)(w) Officers' certificate defining terms of $100,000,000 7.4% Senior Notes due 2005 filed herewith.

(11) Statement regarding computation of per share earnings filed herewith.

(12) Computation of Ratio of Earnings to Fixed Charges filed herewith.

(21) Subsidiaries of La Quinta Inns, Inc. as of January 31, 1996 filed herewith.

(22) Registrant's definitive Proxy Statement to be filed by Registrant within 120 days after the end of the fiscal year covered by the Registrant's Form 10-K.

(23) Consent by KPMG Peat Marwick LLP dated February 21, 1996 to incorporation by reference of their report dated January 22, 1996, in various Registration Statements filed herewith.

(24)     Powers of Attorney filed herewith.

(27)     Financial Data Schedule filed herewith.

___________
*        Indicates management compensation agreement.

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

(5) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-26470) and incorporated herein by reference.

(6) Previously filed as an exhibit to the Registrant's Registration Statement on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

(7) Previously filed as an exhibit to Registrant's Registration Statement on Form 10-Q for the period ended June 30, 1993.

(8) Previously filed as an exhibit to the Registrant's Registration Statement on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(9) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 2-61755) and incorporated herein by reference.

(b)  Reports on Form 8-K.
         Not applicable.