Form 10-Q
period 1996-03-31
LA QUINTA INNS INC
filed 1996-05-10
CIK 278243

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

                                     OR

/  /  TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER: 1-7790

                               ---------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. YES _ /X/_   NO _____

                               ---------------

Number of shares of Common Stock, $.10 par value outstanding at March 31, 1996:

                                  51,547,129

                               ---------------

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                             LA QUINTA INNS, INC.
                           CONDENSED BALANCE SHEETS
                                (in thousands)

                                                   MARCH 31, 1996   DECEMBER 31, 1995
                                                   --------------   -----------------
                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents......................   $    2,358           $  2,590
  Receivables (net of allowance of $143
   and $118).....................................       15,460             12,789
  Supplies and prepayments.......................        9,975              9,602
  Deferred income taxes..........................        8,933              8,981
                                                    ----------           --------
    Total current assets.........................       36,726             33,962
                                                    ----------           --------
Notes receivable, excluding current installments
 (net of allowance of $2,139 and $2,171).........        3,300              3,240
Property and equipment, net......................      951,963            915,750
Deferred charges and other assets, at cost
 less applicable amortization....................       11,379             11,163
                                                    ----------           --------
   Total assets..................................   $1,003,368           $964,115
                                                    ----------           --------
                                                    ----------           --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt.........   $   13,627           $ 13,322
  Accounts payable...............................       29,826             32,758
  Accrued expenses...............................       40,008             40,915
                                                    ----------           --------
    Total current liabilities....................       83,461             86,995
                                                    ----------           --------
Long-term debt, excluding current installments...      564,626            518,416

Deferred income taxes, pension and other.........       20,039             20,682
Partners' capital................................        6,429              6,309
Shareholders' equity:
  Common stock ($.10 par value per share;
  100,000 shares authorized; 55,017 and
  54,883 shares issued)..........................        5,501              5,488
  Additional paid-in capital.....................      224,203            222,221
  Retained earnings..............................      143,324            133,745
  Treasury stock, at cost (3,470 and 2,849
   shares).......................................      (44,215)           (29,741)
                                                    ----------           --------
    Total shareholders' equity...................      328,813            331,713
                                                    ----------           --------
    Total liabilities and shareholders' equity...   $1,003,368           $964,115
                                                    ----------           --------
                                                    ----------           --------

          See accompanying notes to condensed financial statements.

                             LA QUINTA INNS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                 (unaudited)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                             -----------------------
                                                               1996            1995
                                                             --------        -------
Revenues:
  Inn.....................................................   $100,834        $94,723
  Restaurant rental and other.............................      1,924          2,012
                                                             --------        -------
    Total revenues........................................    102,758         96,735
                                                             --------        -------
Operating costs and expenses:
  Direct..................................................     52,891         49,352
  Corporate...............................................      4,650          4,498
  Depreciation, amortization and asset retirements........     10,725         10,193
  Provision for premature retirement of assets............      6,635             --
                                                             --------        -------
    Total operating costs and expenses....................     74,901         64,043
                                                             --------        -------
    Operating income......................................     27,857         32,692
                                                             --------        -------
Other (income) expense:
  Interest on long-term debt, net.........................     10,165         10,264
  Partners' equity in earnings............................        443          4,428
                                                             --------        -------
    Earnings before income taxes                               17,249         18,000
Income taxes..............................................      6,382          6,930
                                                             --------        -------
    Net earnings..........................................   $ 10,867        $11,070
                                                             --------        -------
                                                             --------        -------
    Net earnings per common and common equivalent share...   $    .20        $   .23
                                                             --------        -------
                                                             --------        -------
Weighted average number of common and common equivalent
 shares outstanding.......................................     53,773         49,086
                                                             --------        -------
                                                             --------        -------

          See accompanying notes to condensed financial statements.

                               LA QUINTA INNS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                             -----------------------
                                                                               1996          1995
                                                                             ---------     ---------
Cash flows from operating activities:
  Net earnings.............................................................  $  10,867     $  11,070
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Non-cash items:
      Depreciation, amortization and asset retirements ....................     10,725        10,193
      Provision for premature retirement of assets.........................      6,635            --
      Partners' equity in earnings.........................................        443         4,428
    Changes in operating assets and liabilities:
      Receivables..........................................................     (2,727)         (785)
      Income taxes.........................................................      7,260         6,192
      Supplies and prepayments.............................................       (592)       (1,101)
      Accounts payable and accrued expenses................................       (848)          384
      Deferred charges and other assets....................................        406            53
      Deferred credits and other...........................................       (643)          561
                                                                             ---------     ---------
        Net cash provided by operating activities..........................     31,526        30,995
                                                                             ---------     ---------
Cash flows from investing activities:
  Construction, purchase and conversion of inns ...........................    (20,519)      (10,236)
  Other capital expenditures...............................................    (41,631)       (4,918)
  Other....................................................................         38           441
                                                                             ---------     ---------
        Net cash used by investing activities..............................    (62,112)      (14,713)
                                                                             ---------     ---------
Cash flows from financing activities:
  Proceeds from line of credit and long-term borrowings...................     279,746       122,150
  Principal payments on line of credit and long-term borrowings...........    (234,370)     (138,778)
  Capital distributions to partners.......................................        (323)         (307)
  Dividends to shareholders...............................................      (1,288)       (1,170)
  Purchase of treasury stock..............................................     (14,447)         (102)
  Net proceeds from stock transactions....................................       1,036         2,389
                                                                             ---------     ---------
       Net cash provided (used) by financing activities...................      30,354       (15,818)
                                                                             ---------     ---------
(Decrease) increase in cash and cash equivalents..........................        (232)          464
Cash and cash equivalents at beginning of period..........................       2,590         2,589
                                                                             ---------     ---------
Cash and cash equivalents at end of period................................   $   2,358     $   3,053
                                                                             ---------     ---------
                                                                             ---------     ---------
Supplemental disclosure of cash flow information:
Interest paid ............................................................   $  10,397     $   7,679
                                                                             ---------     ---------
                                                                             ---------     ---------
Income tax paid ..........................................................   $     729     $     344
                                                                             ---------     ---------
                                                                             ---------     ---------
Supplemental schedule of non-cash investing and financing activities:
Tax benefit from stock options exercised .................................   $     932     $   3,148
                                                                             ---------     ---------
                                                                             ---------     ---------

          See accompanying notes to condensed financial statements.

                             LA QUINTA INNS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 1995 Annual Report on Form 10-K.

(2)  Property and Equipment

      At March 31, 1996 and December 31, 1995, property and equipment consisted of the following:

                                                         MARCH 31, 1996    DECEMBER 31, 1995
                                                         --------------    -----------------
     Buildings..........................................   $  891,982          $  864,605
     Furniture, fixtures and equipment..................      137,017             121,032
     Land and leasehold improvements ...................      174,833             174,165
     Construction in progress...........................       34,914              29,862
                                                           ----------          ----------
       Total property and equipment.....................    1,238,746           1,189,664
     Less accumulated depreciation and amortization.....      286,783             273,914
                                                           ----------          ----------
       Net property and equipment.......................   $  951,963          $  915,750
                                                           ----------          ----------
                                                           ----------          ----------

(3)  Earnings per Common and Common Equivalent Share

      Fully diluted earnings per share is not materially different than primary earnings per share.

(4)  Accounts Payable and Accrued Expenses

     At March 31, 1996 and December 31, 1995, accounts payable and accrued expenses consisted of the following:

                                            MARCH 31, 1996   DECEMBER 31, 1995
                                            --------------   -----------------
     Accounts payable:
       Trade ............................      $13,545           $13,695
       Construction......................          108             9,666
       Other.............................        6,933             6,437
       Income taxes......................        9,240             2,960
                                               -------           -------
                                               $29,826           $32,758
                                               -------           -------
                                               -------           -------

     Accrued expenses:
       Payroll and employee benefits.....      $25,784           $25,201
       Interest..........................        5,583             4,845
       Property taxes....................        6,668             9,640
       Other.............................        1,973             1,229
                                               -------           -------
                                               $40,008           $40,915
                                               -------           -------
                                               -------           -------

(5)  Long-Term Debt

     In March 1996, the Company completed an offering of $100,000,000 of 7.25% Senior Unsecured Notes with an effective interest rate of 7.19%, maturing March 2004. The proceeds of the note offering were used to repay indebtedness under the Company's Bank Unsecured Credit Facilities.

(6)  Provision for Premature Retirement of Assets

     The Company launched its Gold Medal rooms program during the third quarter of 1995. During implementation of this program, the Company will be replacing certain furniture and fixtures before the end of their normal useful life and has therefore, made adjustments to reflect shorter remaining lives. As a result, the Company will record non-cash provisions for premature retirement of assets totaling approximately $24.6 million, of which $19.3 million has been reported to date, with the remainder to be reported in 1996. The Company reported non-cash charges related to the premature retirement of these assets of approximately $6.6 million as a separate line item entitled provision for premature retirement of assets on the Statement of Operations for the current quarter.

(7)  Contingencies

     In September 1993, a former officer of the Company filed suit against the Company and certain of its directors and their affiliate companies (the
"La Quinta Defendants"). The suit alleges breach of an employment agreement, misrepresentation, wrongful termination, self-dealing, breach of fiduciary duty, usurpation of corporate opportunity and tortious interference with contractual relations. Compensatory damages of $2,500,000 and exemplary damages of $5,000,000 are sought in the action. The parties filed a required, joint Pre-Trial Order, in which the plaintiff has conceded a number of his claims. On March 5, 1996, the U.S. Magistrate Judge recommended to the Court that the Company's motion for summary judgment be granted in full. The plaintiff has filed objections to this recommendation and the matter now awaits review by the Court. Currently, no trial date has been set for this action. The Company will vigorously defend itself against this suit.

     The Company is also party to various lawsuits and claims generally incidental to its business. The ultimate disposition of these and the above discussed matter are not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM  2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
            FINANCIAL CONDITION

     The following discussion and analysis addresses the results of operations for the three month periods ended March 31, 1996 (the "1996 Three Months") and March 31, 1995 (the "1995 Three Months").

     The Company's financial statements include the accounts of the Company's wholly-owned subsidiaries and unincorporated partnerships and joint ventures in which the Company has at least a 50% interest, and in one case a 40% interest, and over which it exercises substantial legal, financial and operational control.

     The following table describes the composition of inns in the La Quinta chain at:

                                         MARCH 31, 1996                 DECEMBER 31, 1995
                                     ---------------------------    --------------------------
                                                      LA QUINTA                     LA QUINTA
                                                      EQUIVALENT                    EQUIVALENT
                                     INNS    ROOMS    ROOMS (1)     INNS   ROOMS    ROOMS (1)
                                     ----    ------   ----------    ----   -----    ----------
Owned 100% (2)(3)..................  230     29,600    29,600       230    29,522     29,522
Owned 50-67% ......................    7        836       467         7       836        467
                                     ---     ------    ------       ---    ------     ------
Total Company owned and operated...  237     30,436    30,067       237    30,358     29,989
                                     ---     ------    ------       ---    ------     ------
                                     ---     ------    ------       ---    ------     ------

(1)  Represents the Company's proportionate ownership in system rooms.

(2) At March 31, 1996 and December 31, 1995 includes one and two inns, respectively, acquired in 1995 that were closed for conversion to the La Quinta brand and are expected to re-open in 1996.

(3) The increase in number of rooms resulted from the addition of rooms to inns owned by the Company.

     In recent years, growth in inn count has resulted from the acquisition and conversion of inns to the La Quinta brand. Although acquisitions may continue in markets where inns for acquisition and conversion are available at attractive discounts to replacement costs, the Company's growth program now will be based primarily on the construction of new inns. There are currently twelve inns under construction which are expected to add approximately 1,600 rooms between May and December 1996. The Company anticipates opening approximately 24 hotels with a total of approximately 3,000 rooms during 1997.

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

      The Company has completed approximately 10,000 rooms under the Gold Medal program. A total of 83 inns have either been completed or are undergoing construction related to the program. The program requires 20-30 rooms at a time to be taken out of available supply at an inn during the construction period. Construction activities at each inn are typically completed within 10-12 weeks. The Company does not adjust its available rooms or occupancy percentage for rooms unavailable due to construction as a result of this program.

      Subsequent to March 31, 1996, the Company acquired the limited partners' interest in two of its combined unincorporated partnerships and joint ventures, which each owned one inn. As a result, the Company has 5 remaining unincorporated partnerships and joint ventures, each owning one inn.

THE 1996 THREE MONTHS COMPARED TO THE 1995 THREE MONTHS

      TOTAL REVENUES increased to $102,758,000 in the 1996 Three Months from $96,735,000 in the 1995 Three Months, an increase of $6,023,000, or 6.2%. Of the total revenues reported in the 1996 Three Months, 98.1% were revenues from inns and 1.9% were revenues from restaurant rentals and other revenues.

      INN REVENUES are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, vending and movie commissions, banquet revenues and laundry services. Inn revenues improved to $100,834,000 in the 1996 Three Months from $94,723,000 in the 1995 Three Months, an increase of $6,111,000 or 6.5%. The improvement in inn revenues reflects an increase in the average daily room rate ("ADR") along with the revenues associated with the acquisition and opening of nine inns since March 1995. ADR increased to $53.41 in the 1996 Three Months from $50.45 in the 1995 Three Months, an increase of $2.96, or 5.9%. Occupancy percentage decreased to 66.0% in the 1996 Three Months from 68.9% in the 1995 Three Months. The decrease in occupancy percentage primarily resulted from a significant number of rooms that were unavailable to rent because of construction related to the Gold Medal rooms program. Revenue per available room ("REVPAR," which is the product of occupancy percentage and ADR) increased to $35.22 in the 1996 Three Months from $34.75 in the 1995 Three Months.

      RESTAURANT RENTAL AND OTHER REVENUES primarily include rental payments from restaurant buildings owned by La Quinta and leased to and operated by third parties. Restaurant rental and other revenues decreased to $1,924,000 in the 1996 Three Months from $2,012,000 in the 1995 Three Months, a decrease of $88,000.

      DIRECT EXPENSES include costs directly associated with the operation of inns. In the 1996 Three Months approximately 41.2% of direct expenses were represented by salaries, wages and related costs. Other major categories of direct expenses include utilities, property taxes, repairs and maintenance and room supplies. Direct expenses increased to $52,891,000 ($29.14 per occupied room) in the 1996 Three Months from $49,352,000 ($27.34 per occupied room) in the 1995 Three Months. The increase in direct expenses period over period is primarily attributable to the growth in number of inns. The increase in direct expenses per occupied room resulted primarily from a decrease in occupancy in the 1996 Three Months.

      CORPORATE EXPENSES include the costs of general management, office rent, training and field supervision of inn managers and other marketing and administrative expenses. Corporate expenses increased to $4,650,000 ($1.69 per available room) in the 1996 Three Months from $4,498,000 ($1.72 per available room) in the 1995 Three Months.

      DEPRECIATION, AMORTIZATION AND ASSET RETIREMENTS increased to $10,725,000 in the 1996 Three Months from $10,193,000 in the 1995 Three Months, an increase of $532,000, or 5.2%. This increase is primarily attributable to the related increase in inn acquisitions and the completion of Gold Medal rooms. The increase is partially offset by a reduction in depreciation on assets which have become fully depreciated.

      A PROVISION FOR PREMATURE RETIREMENT OF ASSETS totaling $6,635,000 was recorded during the 1996 Three Months. This non-cash charge is directly attributable to the Company's Gold Medal rooms program. During the program, the Company will be replacing certain furniture and fixtures before the end of their normal useful lives and has therefore made adjustments to reflect shorter remaining lives.

      As a result of the above, OPERATING INCOME decreased to $27,857,000 in the 1996 Three Months from $32,692,000 in the 1995 Three Months, a decrease of $4,835,000, or 14.8%. Operating income before the provision for premature retirement of assets increased to $34,492,000 in the 1996 Three Months from $32,692,000 in the 1995 Three Months, an increase of $1,800,000, or 5.5%.

      INTEREST ON LONG-TERM DEBT, NET decreased to $10,165,000 in the 1996 Three Months compared to $10,264,000 in the 1995 Three Months. Interest on long-term debt, net includes capitalized interest of $815,000 in the 1996 Three Months compared to $58,000 in the 1995 Three Months. While long-term debt, including current installments, has increased, the Company's weighted average interest rate on long-term borrowings has decreased due to favorable interest rates negotiated in the Bank Unsecured Credit Facilities, as defined below, and the issuance of the 7.4% Senior Unsecured Notes due 2005 in September 1995.

      PARTNERS' EQUITY IN EARNINGS reflects the interest of partners in the earnings of the combined joint ventures and partnerships which are owned at least 40% and controlled by the Company. Partners' equity in earnings decreased to $443,000 in the 1996 Three Months from $4,428,000 in the 1995 Three Months, a decrease of $3,985,000. This decrease is primarily attributable to the elimination of La Quinta Development Partners, L.P. equity in earnings as a result of its acquisition by the Company during the third quarter of 1995.

      INCOME TAXES for the 1996 Three Months were calculated using an effective income tax rate of 37.0% compared to an effective income tax rate of 38.5% for the 1995 Three Months. The reduction in the annual effective income tax rate is attributable to a difference between aggregate recorded cost and tax basis of certain acquired assets and a reduction of estimated state income tax expense.

      For the reasons discussed above, NET EARNINGS decreased to $10,867,000 in the 1996 Three Months from $11,070,000 in the 1995 Three Months, a decrease of $203,000, or 1.8%. Net earnings before the provision for premature retirement of assets increased to $15,047,000 in the 1996 Three Months from $11,070,000 in the 1995 Three Months, an increase of $3,977,000, or 36.0%.

ANALYSIS OF CASH FLOWS

      At March 31, 1996, the Company had a $200 million Bank Unsecured Line of Credit and a $50 million 364-Day Bank Unsecured Line of Credit (the "Bank Unsecured Credit Facilities"). The $200 million Bank Unsecured Line of Credit matures August 2000 and the $50 million 364-Day Bank Unsecured Line of Credit matures September 1996. At March 31, 1996, the Company had $119,444,000 available on its Bank Unsecured Credit Facilities, net of $6,681,000 of letters of credit collateralizing its insurance programs and certain mortgages. The
Bank Unsecured Credit Facilities bear interest at the prime rate or LIBOR, adjusted for an applicable margin, as defined under the related credit agreements. The applicable margin is based upon predetermined levels of cash flow to indebtedness or credit ratings received from specified credit rating agencies, also as defined in the related credit agreements. At March 31, 1996, borrowings under the Bank Unsecured Credit Facilities bear interest at LIBOR plus 45 basis points on $120,000,000 of outstanding borrowings and the prime rate less 50 basis points on $3,875,000 of outstanding borrowings. The Bank Unsecured Credit Facilities require an annual commitment fee of 20 basis points on the $200 million Bank Unsecured Line of Credit and 15 basis points on the $50 million 364-Day Bank Unsecured Line of Credit.

      In March 1996, the Company completed an offering of $100,000,000 of 7.25% Senior Unsecured Notes with an effective interest rate of 7.19%, maturing March 2004. The proceeds of the note offering were used to repay indebtedness under the Company's Bank Unsecured Credit Facilities.

      At March 31, 1996, the Company had $2,358,000 of cash and cash equivalents compared with $3,053,000 at March 31, 1995.

      Net cash provided by operations increased by $531,000 to $31,526,000 at March 31, 1996 from $30,995,000 at March 31, 1995. The net increase is primarily the result of improved earnings excluding non-cash items and is partially offset by a decrease in working capital of $2,448,000.

      Net cash used by investing activities increased by $47,399,000 from March 31,1995 to March 31, 1996, as a result of capital expenditures for the Company's Gold Medal rooms program and expenditures for the Company's new inn construction projects.

      Net cash provided by financing activities increased by $46,172,000 to $30,354,000 at March 31, 1996. Net borrowings increased to $45,376,000 for the quarter ended March 31, 1996 compared to net repayment of indebtedness of $16,628,000 for the quarter ended March 31, 1995. The net increase is primarily the result of borrowings used for capital expenditures related to the

Gold Medal rooms program and new inn construction. Net cash provided by financing activities also includes $14,447,000 of cash used for the purchase of 620,000 shares of treasury stock.

      EBITDA increased to $45,217,000 during the first quarter of 1996, an increase of 5.4% over the first quarter of 1995. EBITDA is defined as earnings before net interest expense, income taxes, depreciation, amortization and asset retirements, provision for premature retirement of assets and partners' equity in earnings. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt.

      In the third quarter of 1995, the Company began its Gold Medal rooms program. The Company anticipates spending approximately $70 million in excess of its normal maintenance capital expenditures on this program during 1996. The capital requirements of the program will be funded from internally generated cash flows and amounts available on the Bank Unsecured Credit Facilities and is not anticipated to have an adverse effect on the Company's ability to fund its operations. The Company has made commitments of approximately $10.7 million for properties currently undergoing construction related to this program as of March 31, 1996.

      Additional capital expenditures planned by La Quinta for the remainder of 1996 focus on the construction of new inns, conversion of acquired inns and expansion of existing inns. The estimated cost to complete these projects for which commitments have been made is approximately $64.8 million at March 31, 1996.

      Funds on hand, internally generated future cash flows and funds available on the Company's Bank Unsecured Credit Facilities are expected to be sufficient to meet capital requirements, as well as operating expenses and debt service requirements through at least the first quarter of 1997. From time to time, the Company will continue to evaluate the necessity of other financing alternatives.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains information that is forward-looking, such as the timing and cost of the inn construction and Gold Medal rooms construction programs, anticipated capital requirements and the results of legal proceedings. Such forward-looking information involves risks and uncertainties that could significantly affect expected results. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, the pricing and availability of construction materials, and changes in the competitive environment in which the Company operates.

                      INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
La Quinta Inns, Inc.:

We have reviewed the condensed balance sheet of La Quinta Inns, Inc. as of March 31, 1996, and the related condensed statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. These condensed financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of La Quinta Inns, Inc. as of December 31, 1995 and the related statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 22, 1996 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                        KPMG Peat Marwick LLP

San Antonio, Texas
April 19, 1996

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      In September 1993, a former officer of the Company filed suit against the Company and certain of its directors and their affiliate companies (the "La Quinta Defendants"). The suit alleges breach of an employment agreement, misrepresentation, wrongful termination, self-dealing, breach of fiduciary duty, usurpation of corporate opportunity and tortious interference with contractual relations. Compensatory damages of $2,500,000 and exemplary damages of $5,000,000 are sought in the action. The parties filed a required, joint Pre-Trial Order, in which the plaintiff has conceded a number of his claims. On March 5, 1996, the U.S. Magistrate Judge recommended to the Court that the Company's motion for summary judgment be granted in full. The plaintiff has filed objections to this recommendation and the matter now awaits review by the Court. Currently, no trial date has been set for this action. The Company will vigorously defend itself against this suit.

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

(a)  EXHIBITS

     A list of all exhibits filed or included as part of this Quarterly Report on Form 10-Q is as follows:

     Exhibits   Descriptions

      1         Underwriting agreement with Morgan Stanley & Co. Incorporated,
                 Goldman, Sachs & Co. and Smith Barney Inc. relating to the sale of the Company's 7.25% Senior Notes due 2004. (1)

      4.1       Officers' Certificate pursuant to Sections 2.2 and 10.4 of the Indenture dated as of September 15, 1995, between the Company and U.S. Trust Company of Texas, N.A., as Trustee, establishing a series of securities entitled "7.25% Senior Notes due 2004." (1)

      4.2       Form of 7.25% Senior Notes due 2004 described in Exhibit
                 4.1. (1)

     12         Computation of Ratio of Earnings to Fixed Charges
                 filed herewith.

     15         Letter from KPMG Peat Marwick LLP dated April 19, 1996
                 filed herewith.

     27         Financial Data Schedule filed herewith.

     ______________
     (1) Previously filed as an Exhibit to the Registrant's Report on Form 8-K dated March 7, 1996 and incorporated herein by reference.

(b)  Reports on  Form
     8-K:

     Registrant filed one Current Report on Form 8-K, dated March 7, 1996, with the Securities and Exchange Commission, which reported under Item 5 the Company's entering into an underwriting agreement with Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co. and Smith Barney Inc. related to the sale of the Company's 7.25% Senior Notes due 2004.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LA QUINTA  INNS, INC.
                                   (Registrant)


May 10, 1996                           By: /s/  William C. Hammett, Jr.
                                          ---------------------------------
                                       William C. Hammett, Jr.
                                       Senior Vice President - Accounting and
                                       Administration


May 10, 1996                           By: /s/  Irene C. Primera
                                          ---------------------------------
                                       Irene C. Primera
                                       Vice President - Controller