Form 10-Q
period 1996-06-30
LA QUINTA INNS INC
filed 1996-08-08
CIK 278243

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   ---------
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

                                       OR

[ ] TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 1-7790

                                   ---------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]

                                   ---------

Number of shares of Common Stock, $.10 par value, outstanding at June 30, 1996, giving effect to the three-for-two stock split in July 1996:

                                  77,866,909

                                   ---------

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                              LA QUINTA INNS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                                             June 30, 1996 December 31, 1995
                                                                             ------------- -----------------
ASSETS                                                                        (Unaudited)
Current assets:
   Cash and cash equivalents ..............................................   $     2,209       $     2,590
   Receivables (net of allowance of $160 and $118) ........................        16,343            12,789
   Supplies and prepayments ...............................................        10,866             9,602
   Deferred income taxes ..................................................         8,884             8,981
                                                                              -----------       -----------

     Total current assets .................................................        38,302            33,962
                                                                              -----------       -----------


Notes receivable, excluding current installments (net of allowance
   of $2,108 and $2,171) ..................................................         3,209             3,240
Property and equipment, net ...............................................     1,011,294           915,750
Deferred charges and other assets, at cost less applicable amortization ...        11,186            11,163
                                                                              -----------       -----------

     Total assets .........................................................   $ 1,063,991       $   964,115
                                                                              ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt .................................   $    14,338       $    13,322
   Accounts payable .......................................................        30,619            32,758
   Accrued expenses .......................................................        42,888            40,915
                                                                              -----------       -----------

     Total current liabilities ............................................        87,845            86,995
                                                                              -----------       -----------

Long-term debt, excluding current installments ............................       597,414           518,416
Deferred income taxes, pension and other ..................................        20,911            20,682
Partners' capital .........................................................         3,681             6,309
Shareholders' equity:
   Common stock ($.10 par value per share; 100,000 shares
     authorized; 83,073 and 54,883 shares issued) .........................         8,307             5,488
   Additional paid-in capital .............................................       228,126           222,221
   Retained earnings ......................................................       161,941           133,745
   Treasury stock, at cost (5,206 and 2,849 shares) .......................       (44,234)          (29,741)
                                                                              -----------       -----------

     Total shareholders' equity ...........................................       354,140           331,713
                                                                              -----------       -----------

     Total liabilities and shareholders' equity ...........................   $ 1,063,991       $   964,115
                                                                              ===========       ===========


           See accompanying notes to condensed financial statements.

                              LA QUINTA INNS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                                Three months ended          Six months ended
                                                                     June 30                     June 30
                                                             ------------------------   ------------------------
                                                                1996          1995         1996          1995
                                                             ----------    ----------   ----------    ----------
 Revenues:
    Inn ..................................................   $  113,727    $  107,938   $  214,561    $  202,661
    Restaurant rental and other ..........................        2,295         2,105        4,219         4,117
                                                             ----------    ----------   ----------    ----------

       Total revenues ....................................      116,022       110,043      218,780       206,778
                                                             ----------    ----------   ----------    ----------


 Operating costs and expenses:
    Direct ...............................................       54,744        53,776      107,635       103,128
    Corporate ............................................        4,141         4,894        8,791         9,392
    Depreciation, amortization and asset retirements .....       12,034        10,437       22,759        20,630
    Provision for premature retirement of assets .........        2,427          --          9,062          --
                                                             ----------    ----------   ----------    ----------

       Total operating costs and expenses ................       73,346        69,107      148,247       133,150
                                                             ----------    ----------   ----------    ----------

       Operating income ..................................       42,676        40,936       70,533        73,628
                                                             ----------    ----------   ----------    ----------

 Other expense:
    Interest on long-term debt, net ......................       10,195         9,540       20,360        19,804
    Partners' equity in earnings .........................          485         4,548          928         8,976
                                                             ----------    ----------   ----------    ----------

       Earnings before income taxes and extraordinary
        items ............................................       31,996        26,848       49,245        44,848
 Income taxes ............................................       11,839        10,157       18,221        17,087
                                                             ----------    ----------   ----------    ----------

       Earnings before extraordinary items ...............       20,157        16,691       31,024        27,761
  Extraordinary items, net of income taxes ...............         (244)         --           (244)         --
                                                             ----------    ----------   ----------    ----------

       Net earnings ......................................   $   19,913    $   16,691   $   30,780    $   27,761
                                                             ==========    ==========   ==========    ==========


  Earnings per common and common equivalent share:
       Earnings before extraordinary items ...............   $      .25    $      .23   $      .38    $      .38
       Extraordinary items, net of income taxes ..........         --            --           --            --
                                                             ----------    ----------   ----------    ----------

       Net earnings ......................................   $      .25    $      .23   $      .38    $      .38
                                                             ==========    ==========   ==========    ==========


 Weighted average number of common and common equivalent
     shares outstanding, as restated .....................       81,093        74,139       80,876        73,884
                                                             ==========    ==========   ==========    ==========


           See accompanying notes to condensed financial statements.

                              LA QUINTA INNS, INC.
                  CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                Common Stock      Treasury Stock      Additional                Minimum
                                              ---------------   -----------------      Paid-In     Retained     Pension
                                              Shares   Amount   Shares     Amount      Capital     Earnings    Liability    Total
                                              ------   ------   ------     ------     ---------    ---------    -------    --------
Balances at December 31, 1994 .............   48,759   $4,876   (2,361)   ($17,339)     $68,759     $134,409    ($1,474)   $189,231
 Exercise of stock options ................      824       82       (6)       (158)      11,228         --         --        11,152
 Purchase of treasury stock ...............     --       --       (482)    (12,244)        --           --         --       (12,244)
 Conversion of partner's interest into
  common stock ............................    5,300      530     --          --        142,234      (46,364)      --        96,400
 Dividends paid ($.10 per share) ..........     --       --       --          --           --         (4,957)      --        (4,957)
 Net earnings .............................     --       --       --          --           --         50,657       --        50,657
 Minimum pension liability ................     --       --       --          --           --           --        1,474       1,474
                                              ------   ------   ------    --------    ---------    ---------    -------    --------
Balances at December 31, 1995 .............   54,883    5,488   (2,849)    (29,741)     222,221      133,745       --       331,713
 Effect of stock split on July 15, 1996  ..   27,678    2,768   (1,735)       --         (2,768)        --         --          --
 Exercise of stock options ................      512       51       (2)        (46)       8,673         --         --         8,678
 Purchase of treasury stock ...............     --       --       (620)    (14,447)        --           --         --       (14,447)
 Dividends paid ($.05 per share) ..........     --       --       --          --           --         (2,584)      --        (2,584)
 Net earnings .............................     --       --       --          --           --         30,780       --        30,780
                                              ------   ------   ------    --------    ---------    ---------    -------    --------
Balances at June 30, 1996, unaudited ......   83,073   $8,307   (5,206)   ($44,234)    $228,126     $161,941    $  --      $354,140
                                              ======   ======   ======    ========    =========    =========    =======    ========


           See accompanying notes to condensed financial statements.

                              LA QUINTA INNS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                                   Six months ended
                                                                                       June 30
                                                                              ------------------------
                                                                                 1996          1995
                                                                              ----------    ----------
Cash flows from operating activities:
   Net earnings ...........................................................   $   30,780    $   27,761
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Non-cash items:
         Depreciation, amortization and asset retirements .................       22,759        20,630
         Provision for premature retirement of assets .....................        9,062          --
         Partners' equity in earnings .....................................          928         8,976
      Changes in operating assets and liabilities:
         Receivables ......................................................       (3,611)       (2,832)
         Income taxes .....................................................        5,596         9,648
         Supplies and prepayments .........................................       (1,711)       (1,457)
         Accounts payable and accrued expenses ............................        4,602         2,123
         Deferred charges and other assets ................................          753           266
         Deferred credits and other .......................................          229         1,451
                                                                              ----------    ----------

             Net cash provided by operating activities ....................       69,387        66,566
                                                                              ----------    ----------


Cash flows from investing activities:
   Construction, purchase and conversion of inns ..........................      (57,942)      (44,912)
   Other capital expenditures .............................................      (69,434)      (11,802)
   Purchase of partners' equity interests .................................       (8,578)         --
   Other ..................................................................          224         1,481
                                                                              ----------    ----------

             Net cash used by investing activities ........................     (135,730)      (55,233)
                                                                              ----------    ----------


Cash flows from financing activities:
   Proceeds from line of credit and long-term borrowings ..................      363,783       187,260
   Principal payments on line of credit and long-term borrowings ..........     (284,887)     (195,001)
   Capital distributions to partners ......................................         (710)         (967)
   Dividends to shareholders ..............................................       (2,584)       (2,344)
   Purchase of treasury stock .............................................      (14,447)         (102)
   Net proceeds from stock transactions ...................................        4,807         3,926
                                                                              ----------    ----------

             Net cash provided (used) by financing activities .............       65,962        (7,228)
                                                                              ----------    ----------


(Decrease) increase in cash and cash equivalents ..........................         (381)        4,105
Cash and cash equivalents at beginning of period ..........................        2,590         2,589
                                                                              ----------    ----------

Cash and cash equivalents at end of period ................................   $    2,209    $    6,694
                                                                              ==========    ==========


Supplemental disclosure of cash flow information:
Interest paid .............................................................   $   20,344    $   20,749
                                                                              ==========    ==========

Income tax paid ...........................................................   $   13,538    $    6,582
                                                                              ==========    ==========


Supplemental schedule of non-cash investing and financing activities:
Tax benefit from stock options exercised ..................................   $    3,871    $    4,111
                                                                              ==========    ==========

Effect of stock split .....................................................   $    2,768    $     --
                                                                              ==========    ==========

Note issued in purchase of partners' equity interest ......................   $    2,510    $     --
                                                                              ==========    ==========


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

(2)  Property and Equipment

     At June 30, 1996 and December 31, 1995, property and equipment consisted of the following:


                                                   June 30, 1996     December 31, 1995
                                                   -------------     -----------------
                                                    (Unaudited)
Buildings ........................................   $  922,658          $  864,605
Furniture, fixtures and equipment ................      141,975             121,032
Land and leasehold improvements ..................      174,676             174,165
Construction in progress .........................       68,056              29,862
                                                     ----------          ----------
  Total property and equipment ...................    1,307,365           1,189,664
Less accumulated depreciation and amortization ...      296,071             273,914
                                                     ----------          ----------
  Net property and equipment .....................   $1,011,294          $  915,750
                                                     ==========          ==========

(3)  Earnings per Common and Common Equivalent Share

     On June 13, 1996, the Board of Directors authorized a three-for-two split of the Company's common stock effected in the form of a stock dividend. The stock dividend was paid on July 15, 1996 to shareholders of record on June 24, 1996. Earnings per share, the weighted average number of shares outstanding and shareholders' equity have been adjusted to give effect to the stock split. The Company's cash dividends declared will now be at an annual rate of $.07 per share on post-split common shares, payable under its quarterly dividend policy, as authorized by its Board of Directors.

     Fully diluted earnings per share is not materially different than primary earnings per share.

(4)  Accounts Payable and Accrued Expenses

     At June 30, 1996 and December 31, 1995, accounts payable and accrued expenses consisted of the following:

                                                 June 30, 1996   December 31, 1995
                                                 -------------   -----------------
                                                   (Unaudited)
Accounts payable:
    Trade ........................................   $16,016          $13,695
    Construction .................................       337            9,666
    Other ........................................     9,678            6,437
    Income taxes .................................     4,588            2,960
                                                     -------          -------

                                                     $30,619          $32,758
                                                     =======          =======


Accrued expenses:
    Payroll and employee benefits ................   $24,434          $25,201
    Interest .....................................     7,452            4,845
    Property taxes ...............................     9,187            9,640
    Other ........................................     1,815            1,229
                                                     -------          -------

                                                     $42,888          $40,915
                                                     =======          =======

(5)  Long-Term Debt

     In March 1996, the Company completed an offering of $100,000,000 in principal amount of 7.25% Senior Unsecured Notes with an effective interest rate of 7.19%, maturing March 2004. The proceeds of the note offering were used to repay indebtedness under the Company's Bank Unsecured Credit Facilities.

     In April 1996, the Company prepaid $9.3 million of long-term mortgage debt and industrial development revenue bonds. As a result of the early extinguishment of this debt, the Company recognized extraordinary items of $387,000 ($244,000 net of tax) from prepayment fees.

(6)  Provision for Premature Retirement of Assets

     The Company launched its Gold Medal(TM) rooms program during the third quarter of 1995. During implementation of this program, the Company will be replacing certain furniture and fixtures before the end of their normal useful life and has therefore, made adjustments to reflect shorter remaining lives. As a result, the Company will record non-cash provisions for premature retirement of assets totaling approximately $24.5 million, of which $21.7 million has been reported to date. The Company reported non-cash charges related to the premature retirement of these assets of approximately $2.4 million as a separate line item entitled provision for premature retirement of assets on the Statement of Operations for the current quarter.

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

(8)  Subsequent Event

     During July 1996, the Board of Directors authorized a plan for the repurchase of up to $10,000,000 of the Company's common stock. Under this plan and a series of previously approved plans, the Company repurchased 479,000 shares of its common stock for approximately $8,233,000 subsequent to June 30, 1996. At August 7, 1996, the Company had approximately $9,461,000 available under these plans. Purchases will be made from time to time in the open market or in private transactions as deemed appropriate by the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis addresses the results of operations for the three month periods ended June 30, 1996 (the "1996 Three Months") and June 30, 1995 (the "1995 Three Months") and the six month periods ended June 30, 1996 (the "1996 Six Months") and June 30, 1995 (the "1995 Six Months").

     The Company's financial statements include the accounts of the Company's wholly-owned subsidiaries and unincorporated partnerships and joint ventures in which the Company has at least a 50% interest, and in one case a 40% interest during the 1995 Three Months and 1995 Six Months, and over which it exercises substantial legal, financial and operational control.

     The following table describes the composition of inns in the La Quinta chain at:


                                             June 30, 1996                   December 31, 1995
                                      -----------------------------     -----------------------------
                                                         La Quinta                         La Quinta
                                                         Equivalent                        Equivalent
                                       Inns     Rooms     Rooms (1)      Inns    Rooms      Rooms (1)
                                      ------   ------    ----------     ------   ------    ----------
Owned 100% (2).....................      233   30,022      30,022          230   29,522      29,522
Owned 50-67% ......................        4      477         268            7      836         467
                                      ------   ------      ------       ------   ------      ------
Total Company owned and operated ..      237   30,499      30,290          237   30,358      29,989
                                      ======   ======      ======       ======   ======      ======

(1)  Represents the Company's proportionate ownership in system rooms.

(2) At June 30, 1996 and December 31, 1995 includes one and two inns, respectively, acquired in 1995 that were closed for conversion to the La Quinta(R) brand and re-opened during 1996.

     In recent years, growth in inn count has resulted from the acquisition and conversion of inns to the La Quinta brand. Although acquisitions may continue in markets where inns for acquisition and conversion are available at attractive discounts to replacement costs, the Company's growth program will be based primarily on the construction of new inns. Three newly constructed inns with a total of 427 rooms and one acquired inn with 122 rooms were opened during July 1996. The Company anticipates opening a total of 36 inns by the end of 1997, including nine inns currently under construction that are scheduled to open by the end of 1996.

     During 1995, the Company launched its Gold Medal(TM) rooms program designed to strengthen the Company's ability to gain additional market share and pricing advantage relative to its competitors. The program is intended to improve the quality, functionality and value of guest rooms by enhancing the decor package, including fresh, new colors, rich wood furniture, contemporary bathrooms, built-in closets, oversized desks, 25 inch televisions and new draperies and bedspreads. Service enhancements include movies-on-demand, interactive video games from Nintendo, dataport telephones for computer connections and greatly expanded free television channel choices. Guest feedback has been very positive resulting in an acceleration of the program.

     The Company has completed approximately 12,000 rooms under the Gold Medal rooms program. A total of 89 inns have been completed, while 13 inns are undergoing construction related to the program. The program requires 20-30 rooms at a time to be taken out of available supply at an inn during the construction period. Construction activities at each inn are typically completed within 10-12 weeks. Occupancy is negatively impacted for a period of time following completion of construction. The Company does not adjust its available rooms or occupancy percentage for rooms unavailable to rent due to construction as a result of this program.

     During the 1996 Three Months, the Company acquired the limited partners' interest in three of its combined unincorporated partnerships and joint ventures, which each owned one inn. As a result, the Company has four remaining unincorporated partnerships and joint ventures, each owning one inn.

THE 1996 THREE MONTHS COMPARED TO THE 1995 THREE MONTHS

     Total revenues increased to $116,022,000 in the 1996 Three Months from $110,043,000 in the 1995 Three Months, an increase of $5,979,000, or 5.4%. Of the total revenues reported in the 1996 Three Months, 98.0% were revenues from inns and 2.0% were revenues from restaurant rentals and other revenues.

     Inn revenues are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, vending and movie commissions, banquet revenues and laundry services. Inn revenues improved to $113,727,000 in the 1996 Three Months from $107,938,000 in the 1995 Three Months, an increase of $5,789,000 or 5.4%. The improvement in inn revenues reflects an increase in the average daily room rate ("ADR"), along with the revenues associated with the opening of inns. ADR increased to $53.57 in the 1996 Three Months from $51.24 in the 1995 Three Months, an increase of $2.33, or 4.5%. Occupancy percentage decreased to 73.5% in the 1996 Three Months from 75.7% in the 1995 Three Months. The decrease in occupancy percentage primarily resulted from a significant number of rooms that were unavailable to rent because of construction related to the Gold Medal rooms program. Revenue per available room ("REVPAR," which is the product of occupancy percentage and ADR) increased 1.5% to $39.39 in the 1996 Three Months from $38.79 in the 1995 Three Months.

     Restaurant rental and other revenues primarily include rental payments from restaurant buildings owned by La Quinta and leased to and operated by third parties. Restaurant rental and other revenues increased to $2,295,000 in the 1996 Three Months from $2,105,000 in the 1995 Three Months, an increase of $190,000.

     Direct expenses include costs directly associated with the operation of inns. Major categories of direct expenses are salaries, wages and related costs, utilities, property taxes, repairs and maintenance and room supplies. Direct expenses increased to $54,744,000 in the 1996 Three Months from $53,776,000 in the 1995 Three Months. The increase in direct expenses period over period is primarily attributable to growth in the number of inns and also reflects additional guest amenities. As a percentage of total revenues, direct expenses decreased to 47.2% in the 1996 Three Months from 48.9% in the 1995 Three Months.

     Corporate expenses include the costs of general management, office rent, training and field supervision of inn managers and other marketing and administrative expenses. Corporate expenses decreased to $4,141,000 in the 1996 Three Months from $4,894,000 in the 1995 Three Months. The 1995 Three Months include severance related costs for a former officer of the Company.

     Depreciation, amortization and asset retirements increased to $12,034,000 in the 1996 Three Months from $10,437,000 in the 1995 Three Months, an increase of $1,597,000, or 15.3%. This increase is primarily attributable to the opening of inns and increased depreciation for inns which have completed the Gold Medal rooms program.

     A provision for premature retirement of assets totaling $2,427,000 was recorded during the 1996 Three Months. This non-cash charge is directly attributable to the Company's Gold Medal rooms program. During the program, the Company will be replacing certain furniture and fixtures before the end of their normal useful lives and has therefore made adjustments to reflect shorter remaining lives.

     As a result of the above, operating income increased to $42,676,000 in the 1996 Three Months from $40,936,000 in the 1995 Three Months, an increase of $1,740,000, or 4.3%. Operating income before the provision for premature retirement of assets increased to $45,103,000 in the 1996 Three Months from $40,936,000 in the 1995 Three Months, an increase of $4,167,000, or 10.2%.

     Interest on long-term debt, net increased to $10,195,000 in the 1996 Three Months compared to $9,540,000 in the 1995 Three Months, an increase of $655,000 or 6.9%. Interest on long-term debt, net includes capitalized interest of $1,412,000 in the 1996 Three Months compared to $330,000 in the 1995 Three Months. The increase in capitalized interest period over period is primarily due to the construction of inns.

     Partners' equity in earnings reflects the interest of partners in the earnings of the combined unincorporated partnerships and joint ventures which are owned at least 40% and controlled by the Company. Partners' equity in earnings decreased to $485,000 in the 1996 Three Months from $4,548,000 in the 1995 Three Months, a decrease of $4,063,000. This decrease is primarily attributable to the elimination of La Quinta Development Partners, L.P. equity in earnings as a result of its acquisition by the Company during the third quarter of 1995. The decrease also reflects the Company's acquisition of the limited partners' interest in three of its combined unincorporated partnerships and joint ventures during the 1996 Three Months.

     Income taxes for the 1996 Three Months were calculated using an effective income tax rate of 37.0% compared to an effective income tax rate of 37.8% for the 1995 Three Months. The reduction in the annual effective income tax rate is attributable to a difference between aggregate recorded cost and tax basis of certain acquired assets and a reduction of estimated state income tax expense.

     Extraordinary items, net of tax, of ($244,000) were recorded during the 1996 Three Months and resulted primarily from prepayment fees related to the early extinguishment of approximately $9,336,000 of long-term mortgage debt and industrial development revenue bonds.

     For the reasons discussed above, net earnings increased to $19,913,000 in the 1996 Three Months from $16,691,000 in the 1995 Three Months, an increase of $3,222,000, or 19.3%. Net earnings before the provision for premature retirement of assets and extraordinary items increased to $21,686,000 in the 1996 Three Months from $16,691,000 in the 1995 Three Months, an increase of $4,995,000, or 29.9%.

THE 1996 SIX MONTHS COMPARED TO THE 1995 SIX MONTHS

     Total revenues increased to $218,780,000 in the 1996 Six Months from $206,778,000 in the 1995 Six Months, an increase of $12,002,000, or 5.8%. Of the total revenues reported in the 1996 Six Months, 98.1% were revenues from inns and 1.9% were revenues from restaurant rentals and other revenues.

     Inn revenues improved to $214,561,000 in the 1996 Six Months from $202,661,000 in the 1995 Six Months, an increase of $11,900,000 or 5.9%. The improvement in inn revenues reflects an increase in ADR, along with the revenues associated with the opening of inns. ADR increased to $53.49 in the 1996 Six Months from $50.87 in the 1995 Six Months, an increase of $2.62 or 5.2%. Occupancy percentage decreased to 69.8% in the 1996 Six Months from 72.3% in the 1995 Six Months. The decrease in occupancy percentage primarily resulted from a significant number of rooms that were unavailable to rent because of construction related to the Gold Medal rooms program. REVPAR increased 1.4% to $37.31 in the 1996 Six Months from $36.79 in the 1995 Six Months.

     Restaurant rental and other revenues increased to $4,219,000 in the 1996 Six Months from $4,117,000 in the 1995 Six Months, an increase of $102,000.

     Direct expenses increased to $107,635,000 in the 1996 Six Months from $103,128,000 in the 1995 Six Months. The increase in direct expenses period over period is primarily attributable to growth in the number of inns and also reflects additional guest amenities. As a percentage of total revenues, direct expenses decreased to 49.2% in the 1996 Six Months from 49.9% in the 1995 Three Months.

     Corporate expenses decreased to $8,791,000 in the 1996 Six Months from $9,392,000 in the 1995 Six Months. The 1995 Six Months include severance related costs for a former officer of the Company.

     Depreciation, amortization and asset retirements increased to $22,759,000 in the 1996 Six Months from $20,630,000 in the 1995 Six Months, an increase of $2,129,000, or 10.3%. This increase is primarily attributable to the opening of inns and increased depreciation for inns which have completed the Gold Medal rooms program.

     A provision for premature retirement of assets totaling $9,062,000 was recorded during the 1996 Six Months. This non-cash charge is directly attributable to the Company's Gold Medal rooms program. During the program, the Company will be replacing certain furniture and fixtures before the end of their normal useful lives and has therefore made adjustments to reflect shorter remaining lives.

     As a result of the above, operating income decreased to $70,533,000 in the 1996 Six Months from $73,628,000 in the 1995 Six Months, a decrease of $3,095,000, or 4.2%. Operating income before the provision for premature retirement of assets increased to $79,595,000 in the 1996 Six Months from $73,628,000 in the 1995 Six Months, an increase of $5,967,000, or 8.1%.

     Interest on long-term debt, net increased to $20,360,000 in the 1996 Six Months compared to $19,804,000 in the 1995 Six Months. Interest on long-term debt, net includes capitalized interest of $2,227,000 in the 1996 Six Months compared to $388,000 in the 1995 Six Months. The increase in capitalized interest period over period is primarily due to the construction of inns.

     Partners' equity in earnings decreased to $928,000 in the 1996 Six Months from $8,976,000 in the 1995 Six Months, a decrease of $8,048,000. This decrease is primarily attributable to the elimination of La Quinta Development Partners, L.P. equity in earnings as a result of its acquisition by the Company during the third quarter of 1995. The decrease also reflects the Company's acquisition of the limited partners' interest in three of its combined unincorporated partnerships and joint ventures during the 1996 Six Months.

     Income taxes for the 1996 Six Months were calculated using an effective income tax rate of 37.0% compared to an effective income tax rate of 38.1% for the 1995 Six Months. The reduction in the annual effective income tax rate is attributable to a difference between aggregate recorded cost and tax basis of certain acquired assets and a reduction of estimated state income tax expense.

     Extraordinary items, net of tax, of ($244,000) were recorded during the 1996 Six Months and resulted primarily from prepayment fees related to the early extinguishment of approximately $9,336,000 of long-term mortgage debt and industrial development revenue bonds.

     For the reasons discussed above, net earnings increased to $30,780,000 in the 1996 Six Months from $27,761,000 in the 1995 Six Months, an increase of $3,019,000, or 10.9%. Net earnings before the provision for premature retirement of assets and extraordinary items increased to $36,733,000 in the 1996 Six Months from $27,761,000 in the 1995 Six Months, an increase of $8,972,000, or 32.3%.

Analysis of Cash Flows

     At June 30, 1996, the Company had a $200 million Bank Unsecured Line of Credit and a $50 million 364-Day Bank Unsecured Line of Credit (the "Bank Unsecured Credit Facilities"). The $200 million Bank Unsecured Line of Credit matures August 2000 and the $50 million 364-Day Bank Unsecured Line of Credit matures September 1996. The Company plans to renew the $50 million 364-Day Bank Unsecured Line of Credit upon its maturity. At June 30, 1996, the Company had $77,394,000 available on its Bank Unsecured Credit Facilities, net of $6,681,000 of letters of credit collateralizing its insurance programs and certain mortgages. The Bank Unsecured Credit Facilities bear interest at the prime rate or LIBOR, adjusted for an applicable margin, as defined under the related credit agreements. The applicable margin is based upon predetermined levels of cash flow to indebtedness or credit ratings received from specified credit rating agencies, also as defined in the related credit agreements. At June 30, 1996, borrowings under the Bank Unsecured Credit Facilities bear interest at LIBOR plus 45 basis points on $165,000,000 of outstanding borrowings and the prime rate less 50 basis points on $925,000 of outstanding borrowings. The Bank Unsecured Credit Facilities require an annual commitment fee of 20 basis points on the $200 million Bank Unsecured Line of Credit and 15 basis points on the $50 million 364-Day Bank Unsecured Line of Credit.

     In March 1996, the Company completed an offering of $100,000,000 in principal amount of 7.25% Senior Unsecured Notes with an effective interest rate of 7.19%, maturing March 2004. The proceeds of the note offering were used to repay indebtedness under the Company's Bank Unsecured Credit Facilities.

     At June 30, 1996, the Company had $2,209,000 of cash and cash equivalents compared with $6,694,000 at June 30, 1995.

     Net cash provided by operations increased by $2,821,000 to $69,387,000 at June 30, 1996 from $66,566,000 at June 30, 1995. The net increase is primarily the result of improved earnings excluding non-cash items and is partially offset by a decrease in working capital of $3,341,000.

     Net cash used by investing activities increased by $80,497,000 from June 30, 1995 to June 30, 1996, primarily as a result of capital expenditures for the Company's Gold Medal rooms program, expenditures for the Company's new inn construction projects and the acquisition of the limited partners' interest in three of the Company's combined unincorporated partnerships and joint ventures.

     Net cash provided by financing activities increased by $73,190,000 to $65,962,000 at June 30, 1996. Net borrowings increased to $78,896,000 for the 1996 Six Months compared to net repayments of indebtedness of $7,741,000 for the 1995 Six Months. The net increase is primarily the result of borrowings used for capital expenditures related to the Gold Medal rooms program and new inn construction. Net cash provided by financing activities also includes $14,447,000 of cash used for the purchase of treasury stock.

     EBITDA increased to $102,354,000 during the 1996 Six Months, an increase of 8.6% over the 1995 Six Months. EBITDA is defined as earnings before net interest expense, income taxes, depreciation, amortization and asset retirements, provision for premature retirement of assets, partners' equity in earnings and extraordinary items. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt.

     In the third quarter of 1995, the Company began its Gold Medal rooms program. The Company anticipates spending approximately $90 million in excess of its normal maintenance capital expenditures on this program during 1996. The capital requirements of the program will be funded from internally generated cash flows and amounts available on the Bank Unsecured Credit Facilities and is not anticipated to have an adverse effect on the Company's ability to fund its operations. As of June 30, 1996, the Company has made commitments of approximately $6.8 million for properties undergoing construction related to this program.

     Additional capital expenditures planned by La Quinta for the remainder of 1996 focus on the construction of new inns and expansion of existing inns. The estimated cost to complete these projects for which commitments have been made is approximately $79.7 million at June 30, 1996.

     Funds on hand, internally generated future cash flows and funds available on the Company's Bank Unsecured Credit Facilities are expected to be sufficient to meet capital requirements, as well as operating expenses and debt service requirements through at least the second quarter of 1997. From time to time, the Company will continue to evaluate the necessity of other financing alternatives.

Private Securities Litigation Reform Act

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains information that is forward-looking, such as the timing and cost of the inn construction and Gold Medal rooms construction programs, anticipated capital requirements and the results of legal proceedings. Such forward-looking information involves risks and uncertainties that could significantly affect expected results. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, the pricing and availability of construction materials, and changes in the competitive environment in which the Company operates. Further discussion of these and additional factors which may cause expected results to differ from actual results are included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission dated July 26, 1996.

                     Independent Accountants' Review Report






The Board of Directors
La Quinta Inns, Inc.:

We have reviewed the condensed balance sheet of La Quinta Inns, Inc. as of June 30, 1996, and the related condensed statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995, shareholders' equity for the six-month period ended June 30, 1996 and cash flows for the six-month periods ended June 30, 1996 and 1995. These condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of La Quinta Inns, Inc. as of December 31, 1995 and the related statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 22, 1996 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1995 and accompanying condensed statement of shareholders' equity for the year then ended, are fairly stated, in all material respects, in relation to the respective financial statements from which they have been derived.



                                       KPMG Peat Marwick LLP




San Antonio, Texas
July 19, 1996

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual Shareholders' Meeting on May 23, 1996, the Company submitted to a vote to its shareholders the election of the following persons to serve as Directors of the Company until the 1997 Shareholders' Meeting.


                                        NUMBER OF VOTES
                                   --------------------------
     Name of Nominee                  For            Withheld
     ---------------                  ---            --------
     William H. Cunningham         45,962,467          39,321
     Gary L. Mead                  45,957,447          44,341
     Peter Sterling                45,964,695          37,093
     Kenneth Stevens               45,860,215         141,573
     Thomas M. Taylor              45,962,845          38,943

     Additionally, the shareholders approved the appointment of KPMG Peat Marwick LLP as the Company's Independent Public Accountants by a vote of 45,934,948 "For", 13,883 "Against" and 52,957 "Abstain".

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     A list of all exhibits filed or included as part of this Quarterly Report on Form 10-Q is as follows:

     Exhibit   Description
     12        Computation of Ratio of Earnings to Fixed Charges filed herewith.

     15        Letter from KPMG Peat Marwick LLP dated July 19, 1996 filed herewith.

     27        Financial Data Schedule filed herewith.

(b)  Reports on Form 8-K

     Registrant filed one Current Report on Form 8-K, dated July 26, 1996, with the Securities and Exchange Commission, which provided under Item 5 a cautionary statement for purposes of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LA QUINTA  INNS, INC.
                                       (Registrant)



August 8, 1996                         By: /S/ William C. Hammett, Jr.
                                          ---------------------------------
                                       William C. Hammett, Jr.
                                       Senior Vice President - Accounting and
                                       Administration



August 8, 1996                         By: /S/ Irene C. Primera
                                          ---------------------------------
                                       Irene C. Primera
                                       Vice President - Controller

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  12        Computation of Ratio of Earnings to Fixed Charges filed herewith.

  15        Letter from KPMG Peat Marwick LLP dated July 19, 1996 filed herewith.

  27        Financial Data Schedule filed herewith.