Form 10-Q
period 1996-09-30
LA QUINTA INNS INC
filed 1996-11-12
CIK 278243

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   -----------
                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

                                       OR

/ / TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NUMBER:1-7790
                                   -----------

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


        Registrant's telephone number, including area code:(210) 302-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  YES  /X/   NO
                      -------    -------

                                  ------------


                Number of shares of Common Stock, $.10 par value,
                       outstanding at September 30, 1996:

                                   78,259,233
                                  ------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                              LA QUINTA INNS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                                 September 30, 1996  December 31, 1995
                                                                                 ------------------  -----------------
ASSETS                                                                               (Unaudited)
Current assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .       $    1,087          $  2,590
 Receivables (net of allowance of $140 and $118) . . . . . . . . . . . . . . .           14,837            12,789
 Supplies and prepayments. . . . . . . . . . . . . . . . . . . . . . . . . . .            9,070             9,602
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,839             8,981
                                                                                     ----------          --------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .           33,833            33,962
                                                                                     ----------          --------
Notes receivable, excluding current installments (net of allowance of $2,068
 and $2,171) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,139             3,240
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . .        1,065,412           915,750
Deferred charges and other assets, at cost less applicable amortization. . . .           10,474            11,163
                                                                                     ----------          --------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $1,112,858          $964,115
                                                                                     ----------          --------
                                                                                     ----------          --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt. . . . . . . . . . . . . . . . . . . .       $   22,622          $ 13,322
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           26,481            32,758
 Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           45,104            40,915
                                                                                     ----------          --------
  Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .           94,207            86,995
                                                                                     ----------          --------
Long-term debt, excluding current installments . . . . . . . . . . . . . . . .          619,207           518,416
Deferred income taxes, pension and other . . . . . . . . . . . . . . . . . . .           22,202            20,682
Partners' capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,777             6,309
Shareholders' equity:
 Common stock ($.10 par value per share; 100,000 shares authorized; 83,984
  and 54,883 shares issued). . . . . . . . . . . . . . . . . . . . . . . . . .            8,398             5,488
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . .          237,210           222,221
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          181,050           133,745
 Treasury stock, at cost (5,725 and 2,849 shares). . . . . . . . . . . . . . .          (53,193)          (29,741)
                                                                                     ----------          --------
  Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .          373,465           331,713
                                                                                     ----------          --------
  Total liabilities and shareholders' equity . . . . . . . . . . . . . . . . .       $1,112,858          $964,115
                                                                                     ----------          --------
                                                                                     ----------          --------

            See accompanying notes to condensed financial statements.

                              LA QUINTA INNS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                        Three months ended         Nine months ended
                                                                           September 30              September 30
                                                                       ---------------------     ---------------------
                                                                         1996         1995         1996         1995
                                                                       --------     --------     --------     --------
Revenues:
  Inn  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $119,907     $111,738     $334,468     $314,399
  Restaurant rental and other. . . . . . . . . . . . . . . . . . .        1,995        2,168        6,214        6,285
                                                                       --------     --------     --------     --------
     Total revenues. . . . . . . . . . . . . . . . . . . . . . . .      121,902      113,906      340,682      320,684
                                                                       --------     --------     --------     --------

Operating costs and expenses:
  Direct . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       57,853       56,086      165,488      159,214
  Corporate. . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,722        4,574       13,513       13,966
  Depreciation, amortization and asset retirements . . . . . . . .       12,390       10,131       35,149       30,761
  Provision for premature retirement of assets . . . . . . . . . .        3,141        8,577       12,203        8,577
                                                                       --------     --------     --------     --------
     Total operating costs and expenses. . . . . . . . . . . . . .       78,106       79,368      226,353      212,518
                                                                       --------     --------     --------     --------
     Operating income. . . . . . . . . . . . . . . . . . . . . . .       43,796       34,538      114,329      108,166
                                                                       --------     --------     --------     --------
Other expense:
  Interest on long-term debt, net. . . . . . . . . . . . . . . . .       10,685        9,781       31,045       29,585
  Partners' equity in earnings . . . . . . . . . . . . . . . . . .          336          635        1,264        9,611
                                                                       --------     --------     --------     --------
     Earnings before income taxes and extraordinary
       items . . . . . . . . . . . . . . . . . . . . . . . . . . .       32,775       24,122       82,020       68,970
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,126        9,190       30,347       26,277
                                                                       --------     --------     --------     --------
     Earnings before extraordinary items . . . . . . . . . . . . .       20,649       14,932       51,673       42,693
Extraordinary items, net of income taxes . . . . . . . . . . . . .         (165)        (717)        (409)        (717)
                                                                       --------     --------     --------     --------
     Net earnings. . . . . . . . . . . . . . . . . . . . . . . . .       20,484       14,215       51,264       41,976
Conversion of partner's interest into common stock . . . . . . . .           --      (46,364)          --      (46,364)
                                                                       --------     --------     --------     --------
     Net earnings (loss) available to shareholders . . . . . . . .     $ 20,484     $(32,149)    $ 51,264     $ (4,388)
                                                                       --------     --------     --------     --------
                                                                       --------     --------     --------     --------

Earnings (loss) per common and common equivalent
 share:
     Earnings (loss) after conversion of partner's interest
      into common stock and before extraordinary items . . . . . .     $    .25     $   (.38)    $   .64      $   (.05)
     Extraordinary items, net of income taxes. . . . . . . . . . .           --         (.01)       (.01)         (.01)
                                                                       --------     --------     -------      --------
     Net earnings (loss) available to shareholders . . . . . . . .     $    .25     $   (.39)    $   .63      $   (.06)
                                                                       --------     --------     -------      --------
                                                                       --------     --------     -------      --------

Weighted average number of common and common
  equivalent shares outstanding, as restated . . . . . . . . . . .       81,083       82,303       80,945       76,690
                                                                       --------     --------     --------     --------
                                                                       --------     --------     --------     --------


            See accompanying notes to condensed financial statements.

                              LA QUINTA INNS, INC.
                  CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                Common Stock     Treasury Stock    Additional              Minimum
                                               -------------     --------------      Paid-In   Retained    Pension
                                              Shares   Amount   Shares    Amount     Capital   Earnings   Liability   Total
                                              ------   ------   ------   --------   --------   --------   -------   --------
Balances at December 31, 1994. . . . . . . .  48,759   $4,876   (2,361)  ($17,339)  $ 68,759   $134,409   ($1,474)  $189,231
 Exercise of stock options . . . . . . . . .     824       82       (6)      (158)    11,228         --        --     11,152
 Purchase of treasury stock. . . . . . . . .      --       --     (482)   (12,244)        --         --        --    (12,244)
 Conversion of partner's interest into
  common stock . . . . . . . . . . . . . . .   5,300      530       --         --    142,234    (46,364)       --     96,400
 Dividends paid. . . . . . . . . . . . . . .      --       --       --         --         --     (4,957)       --     (4,957)
 Net earnings. . . . . . . . . . . . . . . .      --       --       --         --         --     50,657        --     50,657
 Minimum pension liability . . . . . . . . .      --       --       --         --         --         --     1,474      1,474
                                              ------   ------   ------   --------   --------   --------   -------   --------

Balances at December 31, 1995. . . . . . . .  54,883    5,488   (2,849)   (29,741)   222,221    133,745        --    331,713

 Effect of stock split on July 15, 1996. . .  27,678    2,768   (1,735)        --     (2,768)        --        --         --
 Exercise of stock options . . . . . . . . .   1,423      142       (2)       (46)    17,757         --        --     17,853
 Purchase of treasury stock. . . . . . . . .      --       --   (1,139)   (23,406)        --         --        --    (23,406)
 Dividends paid. . . . . . . . . . . . . . .      --       --       --         --         --     (3,959)       --     (3,959)
 Net earnings. . . . . . . . . . . . . . . .      --       --       --         --         --     51,264        --     51,264
                                              ------   ------   ------   --------   --------   --------   -------   --------

Balances at September 30, 1996,
 unaudited . . . . . . . . . . . . . . . . .  83,984   $8,398   (5,725)  ($53,193)  $237,210   $181,050   $    --   $373,465
                                              ------   ------   ------   --------   --------   --------   -------   --------
                                              ------   ------   ------   --------   --------   --------   -------   --------


            See accompanying notes to condensed financial statements.

                              LA QUINTA INNS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                    Nine months ended
                                                                                      September 30
                                                                                    -----------------

                                                                                     1996         1995
                                                                                     ----         ----
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  51,264     $  41,976
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Non-cash items:
      Depreciation, amortization and asset retirements . . . . . . . . . . .        35,149        30,761
      Provision for premature retirement of assets . . . . . . . . . . . . .        12,203         8,577
      Partners' equity in earnings . . . . . . . . . . . . . . . . . . . . .         1,264         9,611
    Changes in operating assets and liabilities:
      Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,156)       (3,122)
      Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,879         9,338
      Supplies and prepayments . . . . . . . . . . . . . . . . . . . . . . .          (321)         (108)
      Accounts payable and accrued expenses. . . . . . . . . . . . . . . . .         5,152         9,702
      Deferred charges and other assets. . . . . . . . . . . . . . . . . . .         1,453           526
      Deferred credits and other . . . . . . . . . . . . . . . . . . . . . .         1,520         1,107
                                                                                 ---------     ---------
        Net cash provided by operating activities. . . . . . . . . . . . . .       112,407       108,368
                                                                                 ---------     ---------
Cash flows from investing activities:
  Construction, purchase and conversion of inns. . . . . . . . . . . . . . .      (100,752)      (56,658)
  Other capital expenditures . . . . . . . . . . . . . . . . . . . . . . . .       (90,586)      (19,088)
  Purchase of partners' equity interests . . . . . . . . . . . . . . . . . .        (8,578)      (48,200)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           159         5,820
                                                                                 ---------     ---------
        Net cash used by investing activities. . . . . . . . . . . . . . . .      (199,757)     (118,126)
                                                                                 ---------     ---------
Cash flows from financing activities:
  Proceeds from line of credit and long-term borrowings. . . . . . . . . . .       464,977       532,394
  Principal payments on line of credit and long-term borrowings. . . . . . .      (359,783)     (520,640)
  Capital distributions to partners. . . . . . . . . . . . . . . . . . . . .          (950)       (2,181)
  Dividends to shareholders. . . . . . . . . . . . . . . . . . . . . . . . .        (3,959)       (3,655)
  Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . .       (23,406)         (102)
  Net proceeds from stock transactions . . . . . . . . . . . . . . . . . . .         8,968         5,043
                                                                                 ---------     ---------
        Net cash provided by financing activities. . . . . . . . . . . . . .        85,847        10,859
                                                                                 ---------     ---------
(Decrease) increase in cash and cash equivalents . . . . . . . . . . . . . .        (1,503)        1,101
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . .         2,590         2,589
                                                                                 ---------     ---------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . .     $   1,087     $   3,690
                                                                                 ---------     ---------
                                                                                 ---------     ---------

Supplemental disclosure of cash flow information:

Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  33,077     $  29,098
Income tax paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,865        15,852

Supplemental schedule of non-cash investing and financing activities:

Tax benefit from stock options exercised . . . . . . . . . . . . . . . . . .     $  8,885       $  5,654
Effect of stock split. . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,768             --
Note issued in purchase of partners' equity interest . . . . . . . . . . . .        2,510             --
Adjustment to carrying value of property and equipment . . . . . . . . . . .           --         51,081
Conversion of partner's interest into common stock . . . . . . . . . . . . .           --         46,364


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

(2)  Property and Equipment

     At September 30, 1996 and December 31, 1995, property and equipment consisted of the following:

                                                               September 30, 1996   December 31, 1995
                                                               ------------------   -----------------
                                                                  (Unaudited)

     Buildings . . . . . . . . . . . . . . . . . . . . . . .     $  962,044            $  864,605
     Furniture, fixtures and equipment . . . . . . . . . . .        143,572               121,032
     Land and leasehold improvements . . . . . . . . . . . .        180,338               174,165
     Construction in progress. . . . . . . . . . . . . . . .         76,663                29,862
                                                                 ----------           ----------
      Total property and equipment . . . . . . . . . . . . .      1,362,617             1,189,664
     Less accumulated depreciation and amortization. . . . .        297,205               273,914
                                                                 ----------          ------------
      Net property and equipment . . . . . . . . . . . . . .     $1,065,412            $  915,750
                                                                 ----------          ------------
                                                                 ----------          ------------


(3)  Earnings per Common and Common Equivalent Share

     On June 13, 1996, the Board of Directors authorized a three-for-two split of the Company's common stock effected in the form of a stock dividend. The stock dividend was paid on July 15, 1996 to shareholders of record on June 24, 1996. Earnings per share, the weighted average number of shares outstanding and shareholders' equity have been adjusted to give effect to the stock split. The Company's cash dividends declared subsequent to the stock split are at an annual rate of $.07 per share on post-split common shares, payable under its quarterly dividend policy, as authorized by its Board of Directors.

     Fully diluted earnings per share is not materially different than primary earnings per share.

(4)  Accounts Payable and Accrued Expenses

     At September 30, 1996 and December 31, 1995, accounts payable and accrued expenses consisted of the following:

                                                               September 30, 1996         December 31, 1995
                                                               ------------------         -----------------
                                                                  (Unaudited)

Accounts payable:
     Trade . . . . . . . . . . . . . . . . . . . . . .              $14,631                    $13,695
     Construction. . . . . . . . . . . . . . . . . . .                5,420                      9,666
     Other . . . . . . . . . . . . . . . . . . . . . .                5,618                      6,437
     Income taxes. . . . . . . . . . . . . . . . . . .                  812                      2,960
                                                                    -------                    -------
                                                                    $26,481                    $32,758
                                                                    -------                    -------
                                                                    -------                    -------


Accrued expenses:
     Payroll and employee benefits . . . . . . . . . .              $24,612               $25,201
     Interest. . . . . . . . . . . . . . . . . . . . .                6,909                 4,845
     Property taxes. . . . . . . . . . . . . . . . . .               11,747                 9,640
     Other . . . . . . . . . . . . . . . . . . . . . .                1,836                 1,229
                                                                    -------               -------
                                                                    $45,104               $40,915
                                                                    -------               -------
                                                                    -------               -------

(5)  Long-Term Debt

     In September 1996, the Company renewed its $50 million 364-Day Bank Unsecured Line of Credit.

     In March 1996, the Company completed an offering of $100,000,000 in principal amount of 7.25% Senior Unsecured Notes with an effective interest rate of 7.19%, maturing March 2004. The proceeds of the note offering were used to repay indebtedness under the Company's Bank Unsecured Credit Facilities.

     During 1996, the Company has prepaid approximately $13,950,000 of long-term mortgage debt and industrial development revenue bonds. As a result of the early extinguishment of this debt, the Company recognized extraordinary items of $649,000 ($409,000, net of tax) from prepayment fees.

(6)  Provision for Premature Retirement of Assets

     The Company launched its Gold Medal-TM- rooms program during the third quarter of 1995. During this program, the Company will be replacing certain furniture and fixtures before the end of their normal useful life and has therefore, made adjustments to reflect shorter remaining lives. As a result, the Company will record non-cash provisions for premature retirement of assets totaling approximately $27.8 million, of which $24.8 million has been reported to date. The Company reported non-cash charges related to the premature retirement of these assets of approximately $3.1 million as a separate line item entitled provision for premature retirement of assets on the Statement of Operations for the current quarter.

(7)  Contingencies

     In September 1993, a former officer of the Company filed suit against the Company and certain of its directors and their affiliate companies (the "La Quinta Defendants"). The suit alleges that in 1991 there was a breach of an employment agreement, misrepresentation, wrongful termination, self-dealing, breach of fiduciary duty, usurpation of corporate opportunity and tortious interference with contractual relations. Compensatory damages of $2,500,000 and exemplary damages of $5,000,000 are sought in the action. On March 5, 1996, the U.S. Magistrate Judge recommended to the U.S. District Court that the Company's motion for summary judgment be granted. On September 17, 1996, the Court adopted in full the Magistrate's findings and recommendations, granting the Company summary judgment as to all of the plaintiff's claims but one. As to this remaining issue, the Court has allowed the plaintiff the opportunity to amend his complaint. Damages which would be available on the remaining issue are significantly reduced from those discussed above, and exemplary damages are no longer available. The Company will continue to vigorously defend itself against this suit.

     The Company is also party to various lawsuits and claims generally incidental to its business. The ultimate disposition of these and the above discussed matter are not expected to have a material adverse effect on the Company's financial position or results of operations.

(8)  Subsequent Event

     During October 1996, the Company issued $50,000,000 in principal amount of 7.11% Medium Term Notes with an effective interest rate of 7.21%, maturing October 2001. The proceeds of the note issuance were used to repay indebtedness under the Company's Bank Unsecured Credit Facilities.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis addresses the results of operations for the three month periods ended September 30, 1996 (the "1996 Three Months") and September 30, 1995 (the "1995 Three Months") and the nine month periods ended September 30, 1996 (the "1996 Nine Months") and September 30, 1995 (the "1995 Nine Months").

     The Company's financial statements include the accounts of the Company's wholly-owned subsidiaries and unincorporated partnerships and joint ventures in which the Company has at least a 50% interest, and in one case a 40% interest during the 1995 Nine Months, and over which it exercises substantial legal, financial and operational control.

     The following table describes the composition of inns in the La Quinta chain at:

                                                          September 30, 1996                   December 31, 1995
                                                     -------------------------------     ------------------------------
                                                                          La Quinta                          La Quinta
                                                                         Equivalent                         Equivalent
                                                     Inns      Rooms      Rooms (1)     Inns       Rooms     Rooms (1)
                                                     ----      -----     ----------     ----       -----    ----------
Owned 100% (2) . . . . . . . . . . . . .              238      30,787      30,787        230      29,522      29,522
Owned 50-67% . . . . . . . . . . . . . .                4         477         268          7         836         467
                                                      ---      ------      ------        ---      ------      ------
Total Company owned and operated . . . .              242      31,264      31,055        237      30,358      29,989
                                                      ---      ------      ------        ---      ------      ------
                                                      ---      ------      ------        ---      ------      ------

(1)  Represents the Company's proportionate ownership in system rooms.
(2) At December 31, 1995 includes two inns acquired in 1995 that were closed for conversion to the La Quinta-Registered Trademark- brand and re-opened during 1996.

     In recent years, growth in inn count has resulted from the acquisition and conversion of inns to the La Quinta brand. Although acquisitions may continue in markets where inns for acquisition and conversion are available at attractive discounts to replacement costs, the Company's growth program will be based primarily on the construction of new inns. Five newly constructed inns and one acquired inn with a total of 834 rooms were opened during the 1996 Three Months. The Company anticipates opening a total of 36 inns by the end of 1997.

     During 1995, the Company launched its Gold Medal-TM- rooms program designed to strengthen the Company's ability to gain additional market share and pricing advantage relative to its competitors. The program is intended to improve the quality, functionality and value of guest rooms by enhancing the decor package, including fresh, new colors, rich wood furniture, contemporary bathrooms, built-in closets, oversized desks, 25 inch televisions and new draperies and bedspreads. Service enhancements include movies-on-demand, interactive video games from Nintendo, dataport telephones for computer connections and greatly expanded free television channel choices. Guest feedback has been very positive resulting in an acceleration of the program.


     At October 31, 1996, the Company had completed approximately 14,000 rooms under the Gold Medal rooms program. A total of 109 inns had been completed, while 24 inns were undergoing construction related to the program. The Company is on schedule to complete most markets by April 1997. The program requires 20-30 rooms at a time to be taken out of available supply at an inn during the construction period. Construction activities at each inn are typically completed within 10-12 weeks. Occupancy is negatively impacted for a period of time following completion of construction. The Company does not adjust its available rooms or occupancy percentage for rooms unavailable to rent due to construction as a result of this program.

     During the 1996 Nine Months, the Company acquired the limited partners' interest in three of its combined unincorporated partnerships and joint ventures, which each owned one inn. One additional limited partner's interest was acquired during October 1996. As a result, the Company now has three remaining unincorporated partnerships and joint ventures, each owning one inn.

THE 1996 THREE MONTHS COMPARED TO THE 1995 THREE MONTHS

     TOTAL REVENUES increased to $121,902,000 in the 1996 Three Months from $113,906,000 in the 1995 Three Months, an increase of $7,996,000, or 7.0%. Of the total revenues reported in the 1996 Three Months, 98.4% were revenues from inns and 1.6% were revenues from restaurant rentals and other revenues.

     INN REVENUES are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, vending and movie commissions, banquet revenues and laundry services. Inn revenues improved to $119,907,000 in the 1996 Three Months from $111,738,000 in the 1995 Three Months, an increase of $8,169,000, or 7.3%. The improvement in inn revenues reflects an increase in the average daily room rate ("ADR") and the opening of inns. ADR increased to $54.97 in the 1996 Three Months from $51.76 in the 1995 Three Months, an increase of $3.21, or 6.2%. Occupancy percentage decreased to 73.5% in the 1996 Three Months from 75.8% in the 1995 Three Months. The decrease in occupancy percentage primarily resulted from a significant number of rooms that were unavailable to rent because of construction related to the Gold Medal rooms program. Revenue per available room ("REVPAR," which is the product of occupancy percentage and ADR) increased 3.0% to $40.40 in the 1996 Three Months from $39.23 in the 1995 Three Months.

     RESTAURANT RENTAL AND OTHER REVENUES primarily include rental payments from restaurant buildings owned by La Quinta and leased to and operated by third parties. Restaurant rental and other revenues decreased to $1,995,000 in the 1996 Three Months from $2,168,000 in the 1995 Three Months, a decrease of $173,000, or 8.0%.

     DIRECT EXPENSES include costs directly associated with the operation of inns. Major categories of direct expenses are salaries, wages and related costs, utilities, property taxes, repairs and maintenance and room supplies. Direct expenses increased to $57,853,000 in the 1996 Three Months from $56,086,000 in the 1995 Three Months, an increase of $1,767,000, or 3.2%.
The increase in direct expenses period over period is primarily attributable to growth in the number of inns and also reflects additional amenities provided to guests. As a percentage of total revenues, direct expenses decreased to 47.5% in the 1996 Three Months from 49.2% in the 1995 Three Months.

     CORPORATE EXPENSES include the costs of general management, office rent, training and field supervision of inn managers and other marketing and administrative expenses. Corporate expenses increased to $4,722,000 in the 1996 Three Months from $4,574,000 in the 1995 Three Months, an increase of $148,000, or 3.2%.

     DEPRECIATION, AMORTIZATION AND ASSET RETIREMENTS increased to $12,390,000 in the 1996 Three Months from $10,131,000 in the 1995 Three Months, an increase of $2,259,000, or 22.3%. This increase is primarily attributable to the opening of inns and increased depreciation for inns which have completed the Gold Medal rooms program.

     A PROVISION FOR PREMATURE RETIREMENT OF ASSETS totaling $3,141,000 was recorded during the 1996 Three Months compared to $8,577,000 recorded during the 1995 Three Months. This non-cash charge is directly attributable to the Company's Gold Medal rooms program. During the program, the Company will be replacing certain furniture and fixtures before the end of their normal useful lives and has therefore made adjustments to reflect shorter remaining lives.

     As a result of the above, OPERATING INCOME increased to $43,796,000 in the 1996 Three Months from $34,538,000 in the 1995 Three Months, an increase of $9,258,000, or 26.8%. Operating income before the provision for premature retirement of assets increased to $46,937,000 in the 1996 Three Months from $43,115,000 in the 1995 Three Months, an increase of $3,822,000, or 8.9%.

    INTEREST ON LONG-TERM DEBT, NET increased to $10,685,000 in the 1996 Three Months compared to $9,781,000 in the 1995 Three Months, an increase of $904,000, or 9.2%. The increase in interest on long-term debt, net is primarily attributable to the increase in long-term debt and is partially offset by an increase in capitalized interest. Interest on long-term debt, net includes capitalized interest of $1,369,000 in the 1996 Three Months compared to $429,000 in the 1995 Three Months. The increase in capitalized interest period over period is primarily due to the construction of inns.

     PARTNERS' EQUITY IN EARNINGS reflects the interest of partners in the earnings of the combined unincorporated partnerships and joint ventures which are owned at least 40% and controlled by the Company. Partners' equity in earnings decreased to $336,000 in the 1996 Three Months from $635,000 in the 1995 Three Months, a decrease of $299,000. This decrease reflects the Company's acquisition of the limited partners' interest in three of its combined unincorporated partnerships and joint ventures during 1996.

     INCOME TAXES for the 1996 Three Months were calculated using an effective income tax rate of 37.0% compared to an effective income tax rate of 38.1% for the 1995 Three Months. The reduction in the annual effective income tax rate is attributable to a difference between aggregate recorded cost and tax basis of certain acquired assets and a reduction of estimated state income tax expense.

     EXTRAORDINARY ITEMS, NET OF TAX of ($165,000) were recorded during the 1996 Three Months and resulted primarily from prepayment fees related to the early extinguishment of approximately $4,614,000 of long-term mortgage debt.

     For the reasons discussed above, NET EARNINGS increased to $20,484,000 in the 1996 Three Months from $14,215,000 in the 1995 Three Months, an increase of $6,269,000, or 44.1%. Net earnings before the provision for premature retirement of assets and extraordinary items increased to $22,628,000 in the 1996 Three Months from $20,241,000 in the 1995 Three Months, an increase of $2,387,000, or 11.8%.

     During the 1995 Three Months, the Company recorded a $46,364,000 charge as CONVERSION OF PARTNER'S INTEREST INTO COMMON STOCK. This charge was a non-recurring, non-cash item directly attributable to the acquisition of the limited partnership interest in La Quinta Development Partners, L.P. during July 1995.

     NET EARNINGS (LOSS) AVAILABLE TO SHAREHOLDERS were $20,484,000, or .$25 per share, during the 1996 Three Months compared to ($32,149,000), or ($.39) per share, in the 1995 Three Months.

THE 1996 NINE MONTHS COMPARED TO THE 1995 NINE MONTHS

     TOTAL REVENUES increased to $340,682,000 in the 1996 Nine Months from $320,684,000 in the 1995 Nine Months, an increase of $19,998,000, or 6.2%.
Of the total revenues reported in the 1996 Nine Months, 98.2% were revenues from inns and 1.8% were revenues from restaurant rentals and other revenues.

     INN REVENUES improved to $334,468,000 in the 1996 Nine Months from $314,399,000 in the 1995 Nine Months, an increase of $20,069,000, or 6.4%.
The improvement in inn revenues reflects an increase in ADR and the opening of inns. ADR increased to $54.01 in the 1996 Nine Months from $51.18 in the 1995 Nine Months, an increase of $2.83 or 5.5%. Occupancy percentage decreased to 71.0% in the 1996 Nine Months from 73.5% in the 1995 Nine Months. The decrease in occupancy percentage primarily resulted from a significant number of rooms that were unavailable to rent because of construction related to the Gold Medal rooms program. REVPAR increased 2.0% to $38.36 in the 1996 Nine Months from $37.62 in the 1995 Nine Months.

     RESTAURANT RENTAL AND OTHER REVENUES decreased to $6,214,000 in the 1996 Nine Months from $6,285,000 in the 1995 Nine Months, a decrease of $71,000.

     DIRECT EXPENSES increased to $165,488,000 in the 1996 Nine Months from $159,214,000 in the 1995 Nine Months. The increase in direct expenses period over period is primarily attributable to growth in the number of inns and also reflects additional amenities provided to guests. As a percentage of total revenues, direct expenses decreased to 48.6% in the 1996 Nine Months from 49.6% in the 1995 Three Months.

     CORPORATE EXPENSES decreased to $13,513,000 in the 1996 Nine Months from $13,966,000 in the 1995 Nine Months, a decrease of $453,000, or 3.2%.

     DEPRECIATION, AMORTIZATION AND ASSET RETIREMENTS increased to $35,149,000 in the 1996 Nine Months from $30,761,000 in the 1995 Nine Months, an increase of $4,388,000, or 14.3%. This increase is primarily attributable to the opening of inns and increased depreciation for inns which have completed the Gold Medal rooms program.

     A PROVISION FOR PREMATURE RETIREMENT OF ASSETS totaling $12,203,000 was recorded during the 1996 Nine Months compared to $8,577,000 recorded during the 1995 Nine Months. This non-cash charge is directly attributable to the Company's Gold Medal rooms program. During the program, the Company will be replacing certain furniture and fixtures before the end of their normal useful lives and has therefore made adjustments to reflect shorter remaining lives.

     As a result of the above, OPERATING INCOME increased to $114,329,000 in the 1996 Nine Months from $108,166,000 in the 1995 Nine Months, an increase of $6,163,000, or 5.7%. Operating income before the provision for premature retirement of assets increased to $126,532,000 in the 1996 Nine Months from $116,743,000 in the 1995 Nine Months, an increase of $9,789,000, or 8.4%.

     INTEREST ON LONG-TERM DEBT, NET increased to $31,045,000 in the 1996 Nine Months compared to $29,585,000 in the 1995 Nine Months, an increase of $1,460,000, or 4.9%. The increase in interest on long-term debt, net is primarily attributable to the increase in long-term debt and is partially offset by an increase in capitalized interest. Interest on long-term debt, net includes capitalized interest of $3,596,000 in the 1996 Nine Months compared to $817,000 in the 1995 Nine Months. The increase in capitalized interest period over period is primarily due to the construction of inns.

     PARTNERS' EQUITY IN EARNINGS decreased to $1,264,000 in the 1996 Nine Months from $9,611,000 in the 1995 Nine Months, a decrease of $8,347,000. This decrease is primarily attributable to the elimination of La Quinta Development Partners, L.P. equity in earnings as a result of its acquisition by the Company during the third quarter of 1995. The decrease also reflects the Company's acquisition of the limited partners' interest in three of its combined unincorporated partnerships and joint ventures during the 1996 Nine Months.

     INCOME TAXES for the 1996 Nine Months were calculated using an effective income tax rate of 37.0% compared to an effective income tax rate of 38.1% for the 1995 Nine Months. The reduction in the annual effective income tax rate is attributable to a difference between aggregate recorded cost and tax basis of certain acquired assets and a reduction of estimated state income tax expense.

          EXTRAORDINARY ITEMS, NET OF TAX of ($409,000) were recorded during the 1996 Nine Months and resulted primarily from prepayment fees related to the early extinguishment of approximately $13,950,000 of long-term mortgage debt and industrial development revenue bonds.

          For the reasons discussed above, NET EARNINGS increased to $51,264,000 in the 1996 Nine Months from $41,976,000 in the 1995 Nine Months, an increase of $9,288,000, or 22.1%. Net earnings before the provision for premature retirement of assets and extraordinary items increased to $59,361,000 in the 1996 Nine Months from $48,002,000 in the 1995 Nine Months, an increase of $11,359,000, or 23.7%.

          During the 1995 Nine Months, the Company recorded a $46,364,000 charge as CONVERSION OF PARTNER'S INTEREST INTO COMMON STOCK. This charge was a non-recurring, non-cash item directly attributable to the acquisition of the limited partnership interest in La Quinta Development Partners, L.P. during July 1995.

          NET EARNINGS (LOSS) AVAILABLE TO SHAREHOLDERS were $51,264,000, or $.63 per share, during the 1996 Nine Months compared to ($4,388,000), or ($.06) per share, in the 1995 Nine Months.

CAPITAL RESOURCES AND LIQUIDITY

          At September 30, 1996, the Company had a $200 million Bank Unsecured Line of Credit and a $50 million 364-Day Bank Unsecured Line of Credit (the "Bank Unsecured Credit Facilities"). The $200 million Bank Unsecured Line of Credit matures August 2000 and the $50 million 364-Day Bank Unsecured Line of Credit matures September 1997. At September 30, 1996, the Company had $38,944,000 available on its Bank Unsecured Credit Facilities, net of $6,681,000 of letters of credit collateralizing its insurance programs and certain mortgages. The Bank Unsecured Credit Facilities bear interest at the prime rate or LIBOR, adjusted for an applicable margin, as defined under the related credit agreements. The applicable margin is based upon predetermined levels of cash flow to indebtedness or credit ratings received from specified credit rating agencies, also as defined in the related credit agreements. At September 30, 1996, borrowings under the Bank Unsecured Credit Facilities bear interest at LIBOR plus 45 basis points on $200,000,000 of outstanding borrowings and the prime rate less 50 basis points on $4,375,000 of outstanding borrowings. The Bank Unsecured Credit Facilities require an annual commitment fee of 20 basis points on the $200 million Bank Unsecured Line of Credit and 15 basis points on the $50 million 364-Day Bank Unsecured Line of Credit.

          In March 1996, the Company completed an offering of $100,000,000 in principal amount of 7.25% Senior Unsecured Notes with an effective interest rate of 7.19%, maturing March 2004. The proceeds of the note offering were used to repay indebtedness under the Company's Bank Unsecured Credit Facilities.

          During October 1996, the Company issued $50,000,000 in principal amount of 7.11% Medium Term Notes with an effective interest rate of 7.21%, maturing October 2001. The proceeds of the note issuance were used to repay indebtedness under the Company's Bank Unsecured Credit Facilities.

          At September 30, 1996, the Company had $1,087,000 of cash and cash equivalents compared with $3,690,000 at September 30, 1995.

          Net cash provided by operations increased by $4,039,000 to $112,407,000 at September 30, 1996 from $108,368,000 at September 30, 1995. The net increase is primarily the result of improved earnings excluding non-cash items.

          Net cash used by investing activities increased by $81,631,000 from September 30, 1995 to September 30, 1996. Net cash used by investing activities reflects capital expenditures for the Company's Gold Medal rooms program, expenditures for the Company's new inn construction projects and the acquisition of the limited partners' interest in three of the Company's combined unincorporated partnerships and joint ventures.

          Net cash provided by financing activities increased by $74,988,000 to $85,847,000 at September 30, 1996. Net borrowings increased to $105,194,000 for the 1996 Nine Months compared to $11,754,000 for the 1995 Nine Months. The net increase is primarily the result of borrowings used for capital expenditures related to the Gold Medal rooms program, new inn construction and $23,406,000 of cash used for the purchase of treasury stock.

          EBITDA increased to $161,681,000 during the 1996 Nine Months, an increase of 9.6% over the 1995 Nine Months. EBITDA is defined as earnings before net interest expense, income taxes, depreciation, amortization and asset retirements, provision for premature retirement of assets, partners' equity in earnings, extraordinary items and conversion of partner's interest into common stock. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt.

          Capital expenditures planned by La Quinta for the remainder of 1996 and 1997 will focus on the completion of the Gold Medal rooms program and on the construction of new inns. The capital requirements of these programs will be funded through internally generated cash flows and amounts available on the Bank Unsecured Credit Facilities and are not anticipated to have an adverse effect on the Company's ability to fund its operations. At September 30, 1996, the Company had made commitments of approximately $12.6 million for the Gold Medal rooms program and approximately $82.9 million for the new inn construction program.

          Funds on hand, internally generated future cash flows and funds available on the Company's Bank Unsecured Credit Facilities are expected to be sufficient to meet capital requirements, as well as operating expenses and debt service requirements through at least the third quarter of 1997. From time to time, the Company will continue to evaluate the necessity of other financing alternatives.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT







The Board of Directors
La Quinta Inns, Inc.:

We have reviewed the condensed balance sheet of La Quinta Inns, Inc. as of September 30, 1996, and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, shareholders' equity for the nine-month period ended September 30, 1996 and cash flows for the nine-month periods ended September 30, 1996 and 1995. These condensed financial statements are the responsibility of the Company's management.

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



                                                  KPMG Peat Marwick LLP




San Antonio, Texas
October 19, 1996

                           Part II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

          In September 1993, a former officer of the Company filed suit against the Company and certain of its directors and their affiliate companies (the "La Quinta Defendants"). The suit alleges that in 1991 there was a breach of an employment agreement, misrepresentation, wrongful termination, self-dealing, breach of fiduciary duty, usurpation of corporate opportunity and tortious interference with contractual relations. Compensatory damages of $2,500,000 and exemplary damages of $5,000,000 are sought in the action. On March 5, 1996, the U.S. Magistrate Judge recommended to the U.S. District Court that the Company's motion for summary judgment be granted. On September 17, 1996, the Court adopted in full the Magistrate's findings and recommendations, granting the Company summary judgment as to all of the plaintiff's claims but one. As to this remaining issue, the Court has allowed the plaintiff the opportunity to amend his complaint. Damages which would be available on the remaining issue are significantly reduced from those discussed above, and exemplary damages are no longer available. The Company will continue to vigorously defend itself against this suit.

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


          Exhibit             Description
          -------             -----------

          12 Computation of Ratio of Earnings to Fixed Charges filed herewith.

          15 Letter from KPMG Peat Marwick LLP dated October 19, 1996 filed herewith.

          27                  Financial Data Schedule filed herewith.


(b)       REPORTS ON FORM 8-K

          Registrant filed two Current Reports on Form 8-K during the quarter ended September 30, 1996 as follows:
          (1) Dated July 26, 1996, to provide under Item 5 a cautionary statement for purposes of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, and
          (2) Dated September 16, 1996, to file under Item 7 the Distribution Agreement, Officer's Certificate, Form of Fixed Rate Note and Form of Floating Rate Note in connection with the Company's Medium Term Notes Program.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LA QUINTA  INNS, INC.
                                        (Registrant)



November 12, 1996                       By:  /S/ William C. Hammett, Jr.
                                           -------------------------------------
                                        William C. Hammett, Jr.
                                        Senior Vice President
                                        Chief Financial Officer


November 12, 1996                       By:  /S/ Irene C. Primera
                                           -------------------------------------
                                        Irene C. Primera
                                        Vice President - Controller