Form 10-K
period 1996-12-31
LA QUINTA INNS INC
filed 1997-02-28
CIK 278243

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                               -----------------------

                                      FORM 10-K

(Mark One)
   /X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                            OR

   / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from ___________________

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

                  YES  X                   NO
                      ---                     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendments to this Form 10-K.   /X/

      The aggregate market value of the voting stock held by non-affiliates of registrant as of January 31, 1997 was approximately $1,375,535,000. As of January 31, 1997, there were 77,577,017 shares of registrant's Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the following document are incorporated by reference into the designated parts of this Form 10-K: definitive Proxy Statement, dated on or about April 15, 1997 relating to Registrant's 1997 Annual Meeting of Shareholders (in Part III), which Registrant intends to file not later than 120 days after the end of the fiscal year covered by this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K INDEX

                                        PART I
                                                                           Page
                                                                           ----
Item 1.   Business.........................................................   3

Item 2.   Properties.......................................................  12

Item 3.   Legal Proceedings................................................  14

Item 4.   Submission of Matters to a Vote of Security Holders..............  14

                                        PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters..........................................................  15

Item 6.   Selected Financial Data..........................................  16

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................  18

Item 8.   Financial Statements and Supplementary Data......................  25

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  48

                                       PART III

Item 10.  Directors and Executive Officers of the Registrant...............  48

Item 11.  Executive Compensation...........................................  49

Item 12.  Security Ownership of Certain Beneficial Owners and Management...  49

Item 13.  Certain Relationships and Related Transactions...................  49

                                        PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.  49

Signatures.................................................................  52

      This Annual Report on Form 10-K for the year ended December 31, 1996, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any registration statement or prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

                                         PART I

ITEM 1.   BUSINESS

    La Quinta Inns, Inc. ("La Quinta" or the "Company") is the second largest owner/operator of hotels in the United States. La Quinta operates primarily in the mid-priced segment of the lodging industry. La Quinta achieved an occupancy percentage of 68.9% and an average daily room rate ("ADR") of $53.83 for the year ended December 31, 1996. The Company has inns located in 29 states, concentrated in the Western and Southern United States. At December 31, 1996, La Quinta owned a 100% interest in 245 of its inns and a 50% or greater interest in an additional three inns, totaling approximately 32,000 rooms. La Quinta's business strategy is to continue to expand its successful core business as an owner/operator in the mid-priced segment of the lodging industry.

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

    The typical La Quinta inn contains approximately 130 spacious, quiet and comfortably furnished guest rooms averaging 300 square feet in size. Guests at a La Quinta inn are offered a wide range of amenities and services, such as its complimentary First Light-TM- breakfast program which includes cereal and fresh fruit, free unlimited local telephone calls, Airborne Express Service, a swimming pool, same-day laundry and dry cleaning, fax services, 24-hour front desk message service and free parking. Amenities added in connection with the Company's Gold Medal-TM- rooms program include new 25 inch remote control televisions with greatly expanded free television channel choices, movies-on-demand, interactive video games from Nintendo-Registered Trademark- and dataport telephones for computer connections. La Quinta guests typically have convenient access to food service at adjacent free-standing restaurants, including national chains such as Cracker Barrel, International House of Pancakes, Denny's and Perkins. La Quinta has an ownership interest in 123 of these adjacent buildings, which are leased to restaurant operators.

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

         LA QUINTA OWNERSHIP AND MANAGEMENT OF INNS - In contrast to many of its competitors, La Quinta manages and has ownership interests in all of its inns. At December 31, 1996, the Company owned 100% of 245 inns and 50% or more of an additional three inns. As a result, the Company believes it is able to achieve a higher level of consistency in both product quality and service than its competition. In addition, La Quinta's position as one of the few owner-operated chains enables La Quinta to offer new services, direct expansion, establish pricing strategy and to make other marketing decisions on a system-wide or local basis as conditions dictate, without consulting third-party owners, management companies or franchisees as required of most other lodging chains. The Company's management of the inns also enables it to control costs and allocate resources effectively to provide excellent value to the consumer.

         NEW CONSTRUCTION PROGRAM - The Company's growth plan focuses on the construction of new inns in strong economic and travel markets. During 1996, La Quinta opened eleven new Inn & Suites hotels and expects to open a total of 36 by the end of 1997, a rate of approximately one new opening every two weeks. The new Inn & Suites offer rooms designed to accommodate the needs of the guest irrespective of the purpose of the trip. The standard two-bedded room accommodates most short business trips or family travel. The King Plus-Registered Trademark- Extra rooms feature a king size bed, refrigerator and microwave which may be desirable for longer stays. The Inn & Suites also offer a select number of deluxe two-room suites with separate sitting and sleeping areas, double vanities, a sleeper sofa, and two closets, all of which are in addition to the amenities provided in the King Plus Extra rooms.

         GOLD MEDAL ROOMS PROGRAM - During 1995, the Company launched its Gold Medal rooms program designed to strengthen the Company's ability to gain additional market share and pricing advantage relative to its competitors. The program, which is expected to be substantially complete by April 1997, is intended to improve the quality, functionality and value of the guest rooms by enhancing the decor package, including fresh, new colors, rich wood furniture, contemporary bathrooms, built-in closets, oversized desks, 25 inch televisions and new draperies and bedspreads.
         Service enhancements include movies-on-demand, interactive video games from Nintendo, dataport telephones for computer connections and greatly expanded free television channel choices. At January
         31, 1997, over 185 inns had either been completed or were undergoing construction related to this program.

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

STRUCTURE AND OWNERSHIP

    The Company is a combined entity comprised of La Quinta Inns, Inc., which owned and operated 245 inns through wholly-owned subsidiaries and partnerships and three inns through combined unincorporated partnerships and joint ventures, at December 31, 1996.

    The Board of Directors of the Company authorized three-for-two stock splits effected in the form of stock dividends effective in July 1996, October 1994 and March 1994. References to the Company's common stock prior to the July 1996 split are described herein as "pre-split" and references to the Company's common stock after the July 1996 split are described herein as "post-split".

    During 1996, the Company purchased the limited partners' interests in four of its combined unincorporated partnerships and joint ventures, each owning one inn. At December 31, 1996, the Company had three remaining unincorporated partnerships and joint ventures, which each owned one inn.

    In 1995, the Company acquired all of AEW Partners, L.P. ("AEW") limited partner's interest in La Quinta Development Partners, L.P. ("LQDP"), which owned 47 inns. The acquisition was effected through the issuance of common stock and cash as described below.

    On June 15, 1995, AEW notified the Company that it would exercise, subject to certain conditions, its option to convert two-thirds of its ownership interest in LQDP into 5,299,821 shares (pre-split) of the Company's Common Stock. AEW also agreed to sell the remaining one-third of its ownership interest in LQDP to the Company for a negotiated price of $48.2 million in cash (collectively, the "AEW Transaction"). The AEW Transaction was consummated on July 3, 1995. Upon conversion of the partnership interest into La Quinta Common Stock, the Company issued 5,299,821 shares (pre-split) of the Company's Common Stock having a fair market value of $142.8 million based on the July 3, 1995 New York Stock Exchange closing price. The conversion was accounted for by increasing shareholders' equity by the $46.4 million value of the option and recording a $46.4 million non-cash adjustment entitled Conversion of Partner's Interest into Common Stock below net earnings in the Statement of Operations. There was no effect to shareholders' equity as a result of this accounting treatment. The sale to La Quinta of AEW's remaining one-third interest in LQDP was accounted for as an acquisition of a minority interest and purchase accounting was applied.

    On January 24, 1994, the Company concluded the acquisition of La Quinta Motor Inns Limited Partnership ("LQP"), which owned 31 La Quinta inns that were managed by the Company. The operations of LQP were accounted for under the equity method until December 1, 1993, and have been included in the combined financial statements of the Company thereafter. In July 1994, the Company purchased nine La Quinta inns previously held in two unincorporated joint ventures with CIGNA Investments, Inc. (the "CIGNA partnerships") in which the Company held a 1% interest and also managed. Also, during the second quarter of 1994, the Company purchased the limited partners' interest in one of the Company's combined unincorporated joint ventures which owned one inn. The aggregate purchase price of these transactions was $53,255,000 of which a portion was financed through the Company's credit facilities.

    The following table describes the composition of inns in the La Quinta chain at:

                            December 31, 1996             December 31, 1995
                        --------------------------  ---------------------------
                                        La Quinta                   La Quinta
                                        Equivalent                  Equivalent
                        Inns    Rooms    Rooms (1)  Inns     Rooms   Rooms (1)
                        ----    -----    ---------  ----     -----   ---------
Owned 100% (2).........  245    31,720    31,720     230     29,522    29,522
Owned 50-67%...........    3       376       203       7        836       467
                         ---    ------    ------     ---     ------    ------
Total Company owned....  248    32,096    31,923     237     30,358    29,989
                         ---    ------    ------     ---     ------    ------
                         ---    ------    ------     ---     ------    ------

(1) Represents the Company's proportionate ownership interest in system rooms.

(2) At December 31, 1995, includes two inns acquired in 1995 that were closed for conversion to the La Quinta-Registered Trademark- brand and re-opened during 1996.

    UNINCORPORATED PARTNERSHIPS AND JOINT VENTURES - Prior to 1993, La
Quinta financed its development, in part, through unincorporated partnerships and joint ventures with large insurance companies or financial institutions. Under the terms of the unincorporated partnership and joint venture agreements, available cash flow was generally used to pay debt and provide for capital improvements, with remaining cash flow being distributed to the partners in accordance with their respective ownership interests. Since 1993, the Company has purchased the interests in 22 unincorporated partnerships and joint ventures, including LQDP and the CIGNA partnerships. In addition, the Company successfully completed the acquisition of LQP in January 1994. At December 31, 1996, the Company had ownership interests between 50% and 60% in three unincorporated partnerships and joint ventures.

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

    At January 31, 1997, La Quinta employed approximately 6,800 persons, of whom approximately 90% were compensated on an hourly basis. Approximately 360 individuals were employed at the corporate headquarters and 6,440 were employed directly in inn operations. The Company's employees are not currently represented by labor unions. Management believes its ongoing labor relations are good.

CUSTOMER BASE AND MARKETING

    La Quinta's combination of consistent, high-quality accommodations and good value is attractive to business customers, who account for more than 60% of rooms rented. These core customers typically visit a given area several times a year, and include salespersons covering a specific territory, government and military personnel and technicians. The Company also targets both vacation travelers and senior citizens. For the convenience of these targeted customer groups, inns are generally located near suburban office parks, major traffic arteries or destination areas such as airports and convention centers.

    La Quinta has developed a strong following among its customers. An external industry survey shows La Quinta's heavy users are the most loyal of the mid-priced segment. The Company focuses a number of its marketing programs on maintaining a high number of repeat customers. For example, La Quinta promotes a "Returns-Registered Trademark- Club" offering members preferred status and rates at La Quinta inns, along with rewards for frequent stays. Over 10% of Returns Club members spend 30 nights or more per year in a La Quinta inn. The Returns Club had approximately 270,000 members as of December 31, 1996.

    The Company focuses on reaching its target markets by utilizing advertising, direct sales, repeat traveler incentive programs and other marketing programs targeted at specific customer segments. The Company advertises through television, radio and print advertisements which focus on quality and value. The Company utilizes the same campaign concept throughout the country with minor modifications made to address regional differences. The Company also utilizes billboard advertisements along major highways which announce an upcoming La Quinta inn.

    The Company markets directly to companies and other organizations through its direct sales force of 56 sales representatives and managers. This sales force calls on companies which have a significant number of individuals traveling in the regions in which La Quinta operates and which are capable of producing a high volume of room nights.

    The Company provides a central reservation system, "teLQuik-Registered Trademark-," which currently accounts for advance reservations for approximately 30% of room nights. The teLQuik system allows customers to make reservations by dialing 1-800-531-5900 toll free, or from reservations phones placed in all La Quinta inns. These phones enable guests to make their next night's reservation from their previous night's La Quinta inn. Effective March 1997, guests will also be able to access the teLQuik system by dialing 1-800-NUROOMS (1-800-687-6667). In addition, approximately 45% of room nights reflect advance reservations made directly with individual inns and forwarded to the central reservation system. In total, advance reservations account for approximately 75% of room nights. In May 1996, La Quinta opened a second reservation center to support the growth of the chain and to provide uninterrupted service in times of peak demand. Both reservation centers provide state-of-the-art technology in processing reservations as one virtual center. La Quinta, through its national sales managers, markets its reservation services to travel agents and corporate travel planners who may access teLQuik through five major airline reservation systems.

    Information regarding inn locations, services and amenities, as well as reservation capabilities and a virtual reality tour of the new Gold Medal rooms, is available on the Company's Travel Web site at http://www.laquinta.com.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    La Quinta desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). Many of the following important factors discussed below have been discussed in the Company's prior filings with the Securities and Exchange Commission.

    The Company wishes to caution readers that the following important factors, among others, could in the future cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

COMPETITION

    The profitability of inns operated by the Company is subject to general economic conditions, competition, the desirability of particular locations, the relationship between supply of and demand for hotel rooms and other factors. The Company generally operates inns in markets that contain numerous competitors, and the continued success of its inns will be dependent, in large part, upon the ability of these facilities to compete in such areas as reasonableness of room rates, quality of accommodations, service level and convenience of locations. There can be no assurance that demographic, geographic or other changes in markets will not adversely affect the convenience or desirability of the locations of the Company's inns. Furthermore, there can be no assurance that, in the markets in which the Company's inns operate, competing hotels will not provide greater competition for guests than currently exists, and that new hotels will not enter such markets.

SEASONALITY

    The lodging industry is seasonal in nature. Generally, the Company's inn revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in the revenue, profit margins and net earnings of the Company.

SUPPLY AND DEMAND

    In some years, construction of lodging facilities in the United States resulted in an excess supply of available rooms, and the oversupply had an adverse effect on occupancy levels and room rates in the industry. Although the relationship between supply and demand has been favorable in recent years, the lodging industry may be adversely affected in the future by (i) an oversupply of available rooms, (ii) national and regional economic conditions, (iii) changes in travel patterns, (iv) taxes and government regulations which influence or determine wages, prices, interest rates, construction procedures and costs, and (v) the availability of credit.

EMPLOYMENT AND OTHER GOVERNMENTAL REGULATION

    The Company's business is subject to extensive federal, state and local regulatory requirements, including building and zoning requirements, all of which can prevent, delay, make uneconomic or significantly increase the cost of developing additional lodging facilities. In addition, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime pay, working conditions, work permit requirements and discrimination claims. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could adversely affect the Company. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While the Company believes that its inns are substantially in compliance with these requirements, a determination that the Company is not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. These and other initiatives could adversely affect the Company as well as the lodging industry in general.

ENVIRONMENTAL REGULATION

    Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials ("ACMs") into the air, and third parties may seek recovery from owners or operators of real property for personal injury associated with exposure to released ACMs. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. In connection with the ownership or operation of its inns, the Company may be potentially liable for any such costs. No assurance can be given that a material environmental claim will not be asserted against the Company. The cost of defending against claims of liability or of remediating a contaminated property could have a material adverse effect on the results of operations of the Company.

EMPLOYEES

    The Company's future success will depend, in part, on its continuing ability to attract, retain and motivate highly qualified personnel, who are in great demand.

LEGAL PROCEEDINGS

    The Company is, and is likely in the future to be, subject to certain types of litigation, including negligence and other tort claims. The costs and effects of such legal and administrative cases and proceedings (whether civil or criminal), settlements and investigations are indeterminate. There can be no assurance that such costs and effects would not be material to the Company's operations.

LODGING INDUSTRY OPERATING RISKS

    The Company is subject to all operating risks common to the lodging industry. These risks include, among other things, (i) competition for guests from other hotels, a number of which may have greater marketing and financial resources than the Company, (ii) increases in operating costs due to inflation and other factors, which increases may not have been offset in recent years, and may not be offset in the future by increased room rates,
(iii) dependence on business and commercial travelers and tourism, which business may fluctuate and be seasonal, (iv) increases in energy costs and other expenses of travel, which may deter travelers, and (v) adverse effects of general and local economic conditions. The Company is also subject to the risk that in connection with the acquisition of inns, it may not be possible to transfer certain operating licenses or to obtain new licenses in a timely manner in the event such licenses cannot be transferred. The failure to obtain these licenses could adversely affect the Company's operations.

CONSTRUCTION

    The Company may from time to time experience shortages of materials or qualified tradespeople or volatile increases in the cost of certain construction materials, resulting in longer than normal construction and remodeling periods, loss of revenue and increased costs. The Company relies heavily on local contractors, who may be inadequately capitalized or understaffed. The inability or failure of one or more local contractors to perform may result in construction or remodeling delays, increased cost and loss of revenue.

CAPITAL REQUIREMENTS AND AVAILABILITY OF FINANCING

    The Company's business is capital intensive, and it will have significant capital requirements in the future. The Company's leverage could affect its ability to obtain financing in the future or to undertake refinancings on terms and subject to conditions deemed acceptable by the Company. In the event that the

Company's cash flow and working capital are not sufficient to fund the Company's expenditures or to service its indebtedness, it would be required to raise additional funds through the sale of additional equity securities, the refinancing of all or part of its indebtedness, the incurrence of additional permitted indebtedness or the sale of assets. There can be no assurance that any of these sources of funds would be available in amounts sufficient for the Company to meet its obligations. Moreover, even if the Company were able to meet its obligations, its leveraged capital structure could significantly limit its ability to finance its expansion program and other capital expenditures, to compete effectively or to operate successfully under adverse economic conditions. Additionally, financial and operating restrictions contained in the Company's existing indebtedness may limit the Company's ability to secure additional financing, and may prevent the Company from engaging in transactions that might otherwise be beneficial to the Company and to holders of the Company's common stock. The Company's ability to satisfy its obligations will also be dependent upon its future performance, which is subject to prevailing economic conditions and financial, business and other factors beyond the Company's control.

GENERAL REAL ESTATE INVESTMENT RISKS

    The Company's ownership of real property, including inns, is substantial. The Company's investments are subject to varying degrees of risk generally incident to the ownership of real property. Real estate values and income from the Company's inns may be adversely affected by changes in national economic conditions, changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters (which may result in uninsured losses), acts of war, adverse changes in zoning laws and other factors which are beyond the control of the Company.

VALUE AND ILLIQUIDITY OF REAL ESTATE

    Real estate investments are relatively illiquid. The ability of the Company to vary its portfolio in response to changes in economic and other conditions is limited. If the Company must sell an investment, there can be no assurance that the Company will be able to dispose of it in the time period it desires or that the sales price of any investment will recoup or exceed the amount of the Company's investment.

PROPERTY TAXES

    Each of the Company's inns is subject to real property taxes. The real property taxes on the Company's inns may increase or decrease as property tax rates change and as the properties are assessed or reassessed by taxing authorities. If property taxes increase, the Company's operations could be adversely affected.

RENOVATION PROGRAM

    Hotels in general, including the Company's inns, have an ongoing need for renovations and other capital improvements, particularly in older structures, including periodic replacement or refurbishment of furniture, fixtures and equipment. The Company is in the process of renovating and upgrading guest rooms through its Gold Medal rooms program. This program is designed to strengthen the Company's ability to gain market share and pricing advantage relative to its competitors through decor and service enhancements. There can be no assurance that the program will be successful in generating revenues commensurate with the significant costs required for such enhancements. Additionally, implementation of the program results in a significant disruption of business as 20-30 rooms are taken out of available supply at an inn on any given night during the construction period. Construction activities at each inn are essentially completed in ten to twelve weeks. This disruption of business may continue for an indeterminate period of time after completion of the program at an inn.

RISKS OF EXPANSION STRATEGY

    The Company intends to pursue a strategy of growth through both the construction of new lodging facilities and the opportunistic acquisition of existing lodging facilities. There can be no assurance that the Company will find suitable sites for construction or suitable properties for acquisition or that these sites and properties will not be acquired
by competitors of the Company.   The Company incurs certain costs in
connection with the acquisition of new properties and may be required to provide significant capital expenditures for conversions and upgrades when acquiring a property operating under a brand other than La Quinta. There can be no assurance that any of the properties the Company may construct or acquire will be profitable following such construction or acquisition. The construction or acquisition of a property that is not profitable, or the acquisition of a property that results in significant unanticipated conversion costs, could adversely affect the Company's profitability. The Company may in the future require additional financing in order to continue to make acquisitions. There is no assurance that such additional financing, if any, will be available to the Company on acceptable terms.

INVESTMENT IN SINGLE INDUSTRY

    The Company is subject to risks inherent in investments in a single industry. The effects on the Company's revenues resulting from a downturn in the lodging industry would be more pronounced than if the Company had diversified its investments outside of the hotel industry.

POSSIBLE VOLATILITY OF COMMON STOCK PRICE

    The trading price of the Company's common stock may be influenced by the performance of, and investor expectations for, the Company, the trading volume of the Company's common stock and general economic and market conditions. Accordingly, there can be no assurance as to the price at which the Company's common stock will trade in the future.

    Additional information on factors which could affect the Company's financial results may be included in subsequent reports filed with the Securities and Exchange Commission.

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

      During 1996, La Quinta opened eleven new Inn & Suites hotels and expects to open a total of 36 by the end of 1997, a rate of approximately one new opening every two weeks. The new Inn & Suites offer rooms designed to accommodate the needs of the guest irrespective of the purpose of the trip. The standard two-bedded room accommodates most short business trips or family travel. The King Plus Extra rooms feature a king-size bed, refrigerator and microwave which may be desirable for longer stays. The Inn & Suites also offer a select number of deluxe two-room suites with separate sitting and sleeping areas, double vanities, a sleeper sofa, and two closets, all of which are in addition to the amenities provided in the King Plus Extra rooms.

      To maintain the overall quality of La Quinta's inns, each inn undergoes refurbishments and capital improvements as needed. Typically, refurbishing has been provided at intervals of between five and seven years, based on an annual review of the condition of each inn. In each of the years ended December 31, 1996, 1995 and 1994, the Company spent approximately $116,600,000, $40,000,000 and $75,200,000, respectively, on capital improvements to existing inns. The amounts for 1996 and 1995 include expenditures related to the Company's Gold Medal rooms program, while the amount for 1994 includes expenditures related to the Company's image enhancement program. As a result of these expenditures, the Company believes it has been able to maintain a chainwide quality of rooms and common areas at its properties unmatched by any other national mid-priced hotel chain.

      During 1995, the Company launched its Gold Medal rooms program designed to strengthen the Company's ability to gain additional market share and pricing advantage relative to its competitors. The program, which is expected to be substantially complete by April 1997, is intended to improve the quality, functionality and value of the guest rooms by enhancing the decor package, including fresh, new colors, rich wood furniture, contemporary bathrooms, built-in closets, oversized desks, 25 inch televisions and new draperies and bedspreads. Service enhancements include movies-on-demand, interactive video games from Nintendo, dataport telephones for computer connections and greatly expanded free television channel choices. At January 31, 1997, over 185 inns had either been completed or were undergoing construction related to this program.

      In 1994, La Quinta completed a comprehensive chainwide image enhancement program which gave its properties a new, fresh, crisp appearance while preserving their unique character. The program featured new signage displaying a new logo as well as exterior and lobby upgrades including brighter colors, more extensive lighting, additional landscaping, enhanced guest entry and a full lobby renovation with contemporary furnishings and seating area for the complimentary First Light breakfast program.

      Typically, food service for La Quinta guests is provided by adjacent, free standing restaurants. At December 31, 1996, the Company owned 123 restaurant buildings adjacent to its inns. These restaurants generally are leased pursuant to build-to-suit leases that require the operator to pay, in addition to minimum and percentage rentals, all expenses, including building maintenance, taxes and insurance.

      At December 31, 1996, there were 248 inns located in 29 states, concentrated in the Western and Southern United States. The Company had an additional 16 inns under construction, which are scheduled to open between February and August 1997. The states and cities in which the inns are located are set forth in the following table:

ALABAMA           ILLINOIS            PENNSYLVANIA         UTAH             INNS  UNDER
Birmingham (2)    Champaign           Pittsburgh           Layton           CONSTRUCTION
Huntsville (2)    Chicago Metro (5)                        Salt Lake City
Mobile            Moline              SOUTH CAROLINA                        ALABAMA
Montgomery                            Anderson             VIRGINIA         Birmingham
Tuscaloosa        INDIANA             Charleston           Bristol
                  Indianapolis (2)    Columbia             Hampton          COLORADO
ARIZONA           Merrillville        Greenville           Richmond         Boulder
Phoenix (3)                                                Virginia Beach
Flagstaff         KANSAS              TENNESSEE                             FLORIDA
Scottsdale        Lenexa              Chattanooga          WASHINGTON       Tampa
Tucson (3)        Wichita             Kingsport            Seattle(2)
                                      Knoxville (2)        Tacoma           GEORGIA
ARKANSAS          KENTUCKY            Memphis (3)                           Atlanta
Little Rock (5)   Lexington           Nashville (3)        WYOMING
                                                           Casper           LOUISIANA
CALIFORNIA        LOUISIANA           TEXAS                Cheyenne         Alexandria
Bakersfield       Baton Rouge         Abilene              Rock Springs     Shreveport
Costa Mesa        Bossier City        Amarillo (2)
Fresno            Kenner              Arlington            OTHER            MISSOURI
Irvine            Lafayette           Austin (6)           OWNED INNS       St. Louis
La Palma          Monroe              Beaumont             (operated under
Redding           New Orleans (5)     Bedford              other brands)    NORTH CAROLINA
Sacramento (2)    Slidell             Brownsville                           Raleigh (2)
San Bernardino    Sulphur             Clute                GEORGIA
San Diego (3)                         College Station      Columbus         SOUTH CAROLINA
San Francisco     MICHIGAN            Corpus Christi (2)                    Myrtle Beach
Stockton          Kalamazoo           Dallas Metro (15)    TEXAS
Ventura                               Del Rio              El Paso          TEXAS
                  MISSISSIPPI         Denton               La Marque        Dallas Metro (3)
COLORADO          Jackson (2)         Eagle Pass           San Antonio      Houston
Colorado Springs                      El Paso (3)
Denver (8)        MISSOURI            Fort Stockton                         UTAH
                  St. Louis           Fort Worth (2)                        Salt Lake City (2)
FLORIDA                               Galveston
Coral Springs     NEBRASKA            Georgetown
Cypress Creek     Omaha               Harlingen
Daytona Beach                         Houston Metro (17)
Deerfield Beach   NEVADA              Huntsville
Ft. Myers         Las Vegas (2)       Killeen
Gainesville       Reno                Laredo
Jacksonville (3)                      Longview
Miami             NEW MEXICO          Lubbock (2)
Orlando (3)       Albuquerque (3)     Lufkin
Pensacola         Farmington          Midland
Tallahassee (2)   Las Cruces          Nacogdoches
Tampa (5)         Santa Fe            Odessa
                                      Round Rock
GEORGIA           NORTH CAROLINA      San Angelo
Atlanta (7)       Charlotte (2)       San Antonio (11)
Augusta           Raleigh             San Marcos
Columbus                              Temple
Macon             OHIO                Texarkana
Savannah (2)      Columbus            Tyler
                                      Victoria
                  OKLAHOMA            Waco
                  Oklahoma City (3)   Wichita Falls
                  Tulsa (3)

ITEM 3.   LEGAL PROCEEDINGS

      In September 1993, a former officer of the Company filed suit against the Company and certain of its directors and their affiliate companies. The suit alleged breach of an employment agreement, misrepresentation, wrongful termination, self-dealing, breach of fiduciary duty, usurpation of corporate opportunity and tortious interference with contractual relations. Compensatory damages of $2,500,000 and exemplary damages of $5,000,000 were sought in the action. The Court granted the Company's motion for summary judgment in September 1996, while allowing plaintiff the opportunity to re-file on a limited basis. On December 4, 1996, the case was dismissed with prejudice, thereby resulting in a final disposition of the case in the Company's favor.

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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

    The Company's Common Stock is listed on The New York Stock Exchange. The range of the high and low sale prices of the Company's Common Stock for each of the quarters during the years ended December 31, 1996 and 1995, as adjusted for the three-for-two stock split effected in the form of a stock dividend in July 1996, is set forth below:

                                     1996                       1995
                           --------------------------   ------------------------
                                            Per Share                  Per Share
                           High      Low    Dividend    High     Low    Dividend
                           ----      ---    --------    ----     ---     -----
First Quarter...........  $19 3/4  $15 5/8   $.025    $19 3/8  $13 1/8   $.025
Second Quarter..........   24       17 5/8    .025     20 1/8   16 7/8    .025
Third Quarter...........   23 5/8   16 3/8    .0175    20 1/2   17 1/2    .025
Fourth Quarter..........   21 7/8   17 3/4    .0175    19 5/8   16 3/8    .025

    During 1995 and the first two quarters of 1996, the Company paid quarterly cash dividends in the amount of $.025 per share under its quarterly dividend policy as authorized by the Board of Directors. As a result of the stock split in July 1996, the Board of Directors reduced the annual dividend rate to $.07 per share and paid quarterly cash dividends in the amount of $.0175 per share for the third and fourth quarters of 1996. For restrictions on the Company's present or future ability to pay cash dividends, see note 3 of Notes to Combined Financial Statements. The declaration and payment of dividends in the future will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.

    As of January 31, 1997, the approximate number of holders of record of the Company's Common Stock was 993.

ITEM 6.  SELECTED FINANCIAL DATA

                                                      Years Ended December 31
                                           ---------------------------------------------
                                           1996      1995      1994       1993      1992
                                           ----      ----      ----       ----      ----
                                            (in thousands, except per share amounts,
                                                     ratios and inn statistics)
STATEMENT OF OPERATIONS DATA
  Total revenues......................  $  443,059  $413,919  $362,242  $271,850  $254,122
  Direct and corporate operating
   costs and expenses.................     237,188   227,675   213,405   168,021   156,529
  Depreciation, amortization and
   asset retirements..................      48,105    40,951    38,080    24,055    24,793
  Provision for premature retirement
   of assets..........................      18,076    12,630        --        --        --
  Performance stock option............          --        --        --     4,407        --
  Non-recurring cash and non-cash
   charges (1)........................          --        --        --        --    38,225
  Operating income....................     139,690   132,663   110,757    75,367    34,575
  Net interest expense................      41,812    39,442    37,439    26,219    27,046
  Earnings (loss) before extraordinary
   items and cumulative effect of
   accounting change..................      60,719    51,374    37,815    19,420    (7,796)
  Net earnings (loss).................      60,195    50,657    37,815    20,301    (8,754)
  Conversion of partner's interest
   into common stock (2)..............          --    46,364        --        --        --
  Earnings (loss) per share after
   conversion of partner's interest
   into common stock and before
   extraordinary items and cumulative
   effect of accounting change (3)....         .75       .07       .52       .28      (.12)
  Net earnings (loss) available to
   shareholders per share (3).........         .74       .06       .52       .29      (.13)
OTHER DATA
  Construction, purchase and
   conversion of inns.................     148,977    77,502    34,690    38,858     4,060
  Other capital expenditures (4)......     116,598    39,962    75,248    32,623    15,529
  Purchase of partners' equity
   interests (5)......................       9,232    48,200    53,255    78,169        --
  Net cash provided by operating
   activities.........................     148,262   128,798    94,233    78,043    60,853
  Net cash used by investing
   activities.........................     275,179   158,828   156,492   145,027    15,166
  Net cash provided (used) by
   financing activities...............     125,835    30,031    41,000    77,971   (40,781)
  Cash dividends declared per common
   share..............................         .09       .10       .10       .05        --
  Cash dividends paid.................       5,330     4,957     3,465     1,015        --
  EBITDA (6)..........................     205,871   186,244   148,837   103,829    97,593
BALANCE SHEET DATA
  Total assets........................   1,199,800   964,115   845,781   749,495   539,183
  Shareholders' equity................     365,576   331,713   189,231   149,057   124,321
  Partners' capital...................       3,293     6,309    92,099    85,976    62,060
  Current installments of long-term
   debt...............................      33,299    13,322    39,976    22,491    21,711
  Long-term debt, excluding current
   installments.......................     659,369   518,416   448,258   414,004   274,824
  Ratio of earnings to fixed
   charges (7)........................         2.9x      3.1x      2.8x      2.4x      1.2x
  Combined effective debt-to-equity
   ratio (8)..........................        1.79      1.53      1.59      1.76      1.47
OPERATING DATA
  Inns owned (9)......................         248       237       226       211       169
  Inns managed........................          --        --        --         9        40
                                        ----------  --------  --------  --------  --------
  Number of inns......................         248       237       226       220       209
  Occupancy percentage................        68.9%     70.8%     70.1%     65.1%     65.6%
  Average daily room rate.............      $53.83  $  51.07  $  47.65  $  46.36  $  44.33

------------------
(1) Non-recurring cash and non-cash charges include charges related to the write-down of certain joint venture interests carried on the equity method, land and computer equipment, severance and other employee-related costs and charges associated with a series of studies to improve operating results. For the year ended December 31, 1992, these charges also include a $2,696,000 increase in the allowance for certain notes receivable related to inns sold by the Company, prior to 1985, and $210,000 related to other corporate expense items.

(2) Conversion of partner's interest into common stock is a non-recurring, non-cash charge related to the AEW Transaction. (See note 15 of Notes to Combined Financial Statements.)

(3) Earnings (loss) per share are computed on the basis of the weighted average number of common and common equivalent shares outstanding in each year after giving effect to the three-for-two stock splits.

(4) The December 31, 1996 and 1995 capital expenditures include costs related to the Company's Gold Medal rooms program, while the December 31, 1994 and 1993 capital expenditures include costs related to the Company's image enhancement program.

(5) Purchase of partners' equity interests in 1995 is related to the acquisition of LQDP, while purchase of partners' equity interests in 1994 and 1993 includes approximately $9,672,000 and $42,091,000, respectively, related to the acquisition of LQP.

(6) EBITDA is defined as earnings before net interest expense, income taxes, depreciation, amortization and asset retirements, provision for premature retirement of assets, extraordinary items, partners' equity in earnings, gain or loss on property transactions and other non-recurring cash and non-cash charges and performance stock option. This definition differs from the traditional EBITDA definition which does not include adjustments for extraordinary items, partners' equity in earnings and losses, provision for premature retirement of assets, gain or loss on property transactions and other non-recurring cash and non-cash charges and performance stock option as follows:

                                   1996      1995      1994       1993      1992
                                   ----      ----      ----       ----      ----
     Extraordinary items.........  $   524   $   717  $    --  $   619  $   958
     Partners' equity in
      earnings...................    1,499    10,227   11,406   12,965   15,081
     (Gain) loss on property
      transactions...............       --        --      (79)   4,347     (282)
     Provision for premature
      retirement of assets.......   18,076    12,630       --       --       --
     Non-recurring cash and
      non-cash charges and
      performance stock option...       --        --       --    4,407   38,225

     EBITDA is not intended to represent cash flow or any other measure of performance in accordance with generally accepted accounting principles ("GAAP"). EBITDA, as defined above, is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt.

(7)  For purposes of calculating this ratio, earnings include net earnings
     (loss) before income taxes, extraordinary items, and the cumulative effect of accounting change, partners' equity in earnings of combined unincorporated partnerships and joint ventures that have fixed charges, fixed charges net of interest capitalized and amortization of capitalized interest. Fixed charges include interest expense on long-term debt (before capitalized interest) and the portion of rental expense allocated to interest.

(8) Ratio of long-term debt, excluding current installments, to partners' capital plus shareholders' equity at year end.

(9) As of December 31, 1996, the Company owns and operates 245 inns through wholly-owned subsidiaries and partnerships and three inns through combined unincorporated partnerships and joint ventures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's financial statements include the accounts of the Company's wholly-owned subsidiaries and unincorporated partnerships and joint ventures in which the Company has at least a 50% interest, and in one case a 40% interest through July 3, 1995, and over which it exercises substantial legal, financial and operational control. References to "Managed Inns" are to those inns in which the Company owned less than a 40% interest and which were managed by the Company under long-term management contracts through July 1994.

    The Board of Directors of the Company authorized three-for-two stock splits effected in the form of stock dividends effective in July 1996, October 1994 and March 1994. References to the Company's common stock prior to the July 1996 split are described herein as "pre-split" and references to the Company's common stock after the July 1996 split are described herein as "post-split".

    During 1996, La Quinta opened eleven new Inn & Suites hotels and expects to open a total of 36 by the end of 1997, a rate of approximately one new opening every two weeks. The new Inn & Suites offer rooms designed to accommodate the needs of the guest irrespective of the purpose of the trip. The standard two-bedded room accommodates most short business trips or family travel. The King Plus-Registered Trademark- Extra rooms feature a king-size bed, refrigerator and microwave which may be desirable for longer stays. The Inn & Suites also offer a select number of deluxe two-room suites with separate sitting and sleeping areas, double vanities, a sleeper sofa, and two closets, all of which are in addition to the amenities provided in the King Plus Extra rooms.

    During 1996, the Company purchased the limited partners' interests in four of its combined unincorporated partnerships and joint ventures, each owning one inn. At December 31, 1996, the Company had three remaining unincorporated partnerships and joint ventures, which each owned one inn.

    The Company acquired eleven inns during the year ended December 31, 1995 and six inns during the year ended December 31, 1994 for conversion to the La Quinta-Registered Trademark- brand.

    During 1995, the Company launched its Gold Medal-TM- rooms program designed to strengthen the Company's ability to gain additional market share and pricing advantage relative to its competitors. The program, which is expected to be substantially complete by April 1997, is intended to improve the quality, functionality and value of guest rooms by enhancing the decor package, including fresh, new colors, rich wood furniture, contemporary bathrooms, built-in closets, oversized desks, 25 inch televisions and new draperies and bedspreads. Service enhancements include movies-on-demand, interactive video games from Nintendo-Registered Trademark-, dataport telephones for computer connections and greatly expanded free television channel choices.

    As of January 31, 1997, over 185 inns had either been completed or were undergoing construction related to the Gold Medal rooms program. This extensive construction effort requires 20-30 rooms at a time to be taken out of available supply at an inn during the construction period. Construction activities at each inn are completed within 10-12 weeks. The Company does not adjust its available rooms or occupancy percentage for rooms unavailable due to disruption as a result of this program.

    On June 15, 1995, AEW Partners, L.P. ("AEW") notified the Company that it would exercise, subject to certain conditions, its option to convert two-thirds of its ownership interest in La Quinta Development Partners, L.P. ("LQDP") into 5,299,821 shares (pre-split) of the Company's Common Stock.
AEW also agreed to sell the remaining one-third of its ownership interest in LQDP to the Company for a negotiated price of $48.2 million in cash (collectively, the "AEW Transaction"). The AEW Transaction was consummated on July 3, 1995. Upon conversion of the partnership interest into La Quinta Common Stock, the Company issued 5,299,821 shares (pre-split) of the Company's Common Stock having a fair market value of $142.8 million based on the July 3, 1995 New York Stock Exchange closing price. The conversion was accounted for by increasing shareholders' equity by the $46.4 million value of the option and recording a $46.4 million non-recurring, non-cash adjustment entitled Conversion of Partner's Interest into Common Stock below net earnings in the Statement of Operations. There was no net effect to shareholders' equity as a result of this accounting treatment. The sale to La Quinta of AEW's remaining one-third interest in LQDP was accounted for as an acquisition of a minority interest and purchase accounting was applied.

    On July 1, 1994, the Company purchased nine inns which it managed and which were previously held in two unincorporated joint ventures with CIGNA Investments, Inc. (the "CIGNA partnerships"). The Company has continued to operate these properties as La Quinta inns.

    On January 24, 1994, the Company concluded the acquisition of La Quinta Motor Inns Limited Partnership ("LQP") which owned 31 inns managed by the Company. The operations of LQP were accounted for under the equity method until December 1, 1993, and were included in the Combined Financial Statements of the Company thereafter.

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

                                  Comparative Operating Statistics and Revenue Data
                                  -------------------------------------------------
                                               Years Ended December 31
                                               -----------------------
                                          1996           1995          1994
                                        --------       --------      --------
                                     (in thousands, except rates and percentages)
         Room revenue                   $416,969       $390,449      $340,230
         Other inn revenue                17,895         15,245        13,118
                                        --------       --------      --------
            Total inn revenue            434,864        405,694       353,348
         Restaurant rental and other       8,105          8,071         7,675
         Management services                  90            154         1,219
                                        --------       --------      --------
            Total revenue               $443,059       $413,919      $362,242
                                        --------       --------      --------
                                        --------       --------      --------
         Percentage of occupancy            68.9%          70.8%         70.1%
         ADR                            $  53.83       $  51.07      $  47.65
         Available rooms (1)              11,251         10,793        10,188

________________________
(1) Available rooms represent the number of rooms available for sale multiplied by the number of days in the period reported.

YEAR ENDED DECEMBER 31, 1996
COMPARED TO YEAR ENDED DECEMBER 31, 1995

    TOTAL REVENUES increased to $443,059,000 in 1996 from $413,919,000 in 1995, an increase of $29,140,000, or 7.0%. Of the total revenues reported in 1996, 98.2% were revenues from inns and 1.8% were revenues from restaurant rentals and other revenue.

    INN REVENUES are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, vending commissions, banquet revenues and laundry services. Inn revenues increased to $434,864,000 in 1996 from $405,694,000 in 1995, an increase of
$29,170,000, or 7.2%. The increase in inn revenues was due primarily to an increase in ADR along with the revenues associated with the opening of inns in 1996. ADR increased to $53.83 in 1996 from $51.07 in 1995. The increase in inn revenues is partially offset by a decrease in occupancy percentage from 70.8% in 1995 to 68.9% in 1996. The decrease in occupancy percentage primarily resulted from a significant number of rooms that were unavailable to rent because of construction related to the Gold Medal rooms program. Revenue per available room ("REVPAR", which is the product of occupancy percentage and ADR) increased 2.5% over 1995. Improvements in ADR and REVPAR are due, in part, to the completion of the Gold Medal rooms program in most of the Company's major markets.

    RESTAURANT RENTAL AND OTHER REVENUES includes rental payments from restaurants owned by the Company and leased to and operated by third parties. Restaurant rental and other increased to $8,105,000 in 1996 from $8,071,000 in 1995, an increase of $34,000.

    DIRECT EXPENSES include costs directly associated with the operation of Company Inns. In 1996, approximately 39.7% of direct expenses were represented by salaries, wages, and related costs. Other major categories of direct expenses include utilities, property taxes, repairs and maintenance and room supplies. Direct expenses increased to $218,738,000 ($28.24 per occupied room) in 1996 compared to $209,153,000 ($27.36 per occupied room) in 1995, an increase of $9,585,000, or 4.6%. The increase in direct expenses period over period is primarily attributable to the growth in number of inns. As a percent of total revenues, direct expenses decreased to 49.4% in 1996 from 50.5% in 1995.

    CORPORATE EXPENSES include the costs of general management, office rent, training and field supervision of inn managers and other marketing and administrative expenses. The major components of corporate expenses are salaries, wages and related expenses. Corporate expenses decreased to $18,450,000 ($1.64 per available room) in 1996 from $18,522,000 ($1.72 per available room) in 1995. As a percent of total revenues, corporate expenses decreased to 4.2% in 1996 from 4.5% in 1995.

    DEPRECIATION, AMORTIZATION AND ASSET RETIREMENTS increased to $48,105,000 in 1996 from $40,951,000 in 1995, an increase of $7,154,000, or 17.5%. This is due primarily to the increase in fixed assets resulting from the increase in number of inns, acquisition of unincorporated partnerships and joint ventures and additions from the Gold Medal rooms program.

    A PROVISION FOR PREMATURE RETIREMENT OF ASSETS totaling $18,076,000 was recorded during 1996. This non-cash charge is directly attributable to the Company's Gold Medal rooms program. During the program, the Company will be replacing certain furniture and fixtures before the end of their normal useful lives and has made adjustments to reflect shorter remaining lives. As a result, the Company recorded non-cash provisions for premature retirement of assets of $18,076,000 and $12,630,000 in 1996 and 1995, respectively. The Company does not expect to record any additional provision for premature retirement of assets during 1997 related to this program.

    As a result of the above, OPERATING INCOME increased to $139,690,000 in 1996 from $132,663,000 in 1995, an increase of $7,027,000, or 5.3%.
Operating income before the provision for premature retirement of assets increased to $157,766,000 in 1996 from $145,293,000 in 1995, an increase of
$12,473,000, or 8.6%.

    INTEREST INCOME primarily represents earnings on notes receivable and on the short-term investment of Company funds in money market instruments prior to their use in operations or the acquisition of inns. Interest income decreased to $656,000 in 1996 from $979,000 in 1995, a decrease of $323,000.

    INTEREST ON LONG-TERM DEBT, NET increased to $42,468,000 in 1996 from $40,421,000 in 1995, an increase of $2,047,000, or 5.1%. The increase in interest on long-term debt, net is primarily attributable to the increase in borrowings used for capital expenditures related to the Gold Medal rooms program, new inn construction and the purchase of treasury stock. This increase is partially offset by an increase in capitalized interest. Interest on long-term debt, net includes capitalized interest of $5,429,000 and $1,313,000 in 1996 and 1995, respectively. The increase in capitalized interest is primarily due to the construction of inns.

    PARTNERS' EQUITY IN EARNINGS reflects the interests of partners in the earnings of the combined unincorporated partnerships and joint ventures which are owned at least 50%, and in one case a 40% interest through July 31, 1995, and controlled by the Company. Partners' equity in earnings decreased to $1,499,000 in 1996 from $10,227,000 in 1995, a decrease of $8,728,000. This decrease is primarily attributable to the elimination of LQDP's equity in earnings since July 1995.

    INCOME TAXES for 1996 were calculated using an effective tax rate of 37% compared to an effective income tax rate of 38.1% for 1995. The reduction in the annual effective income tax rate resulted from the full year impact of the AEW Transaction.

    For the reasons discussed above, the Company reported EARNINGS BEFORE EXTRAORDINARY ITEMS of $60,719,000 in 1996 compared with $51,374,000 in 1995, an increase of $9,345,000, or 18.2%. Earnings before extraordinary items and the provision for premature retirement of assets, net of tax, increased $12,915,000, or 21.8% to $72,107,000 in 1996 from $59,192,000 in 1995.

    EXTRAORDINARY ITEMS, NET OF TAX, of ($524,000) or ($.01) per share, were recorded during 1996 and resulted primarily from prepayment fees related to the early extinguishment of approximately $16,707,000 of long-term mortgage debt and industrial development revenue bonds.

    For the reasons discussed above, the Company reported NET EARNINGS of $60,195,000 in 1996 compared with $50,657,000 in 1995, an increase of
$9,538,000, or 18.8%.

    During 1995, the Company recorded a non-cash, non-recurring charge of $46,364,000 as CONVERSION OF PARTNER'S INTEREST INTO COMMON STOCK which was directly attributable to the AEW Transaction. This charge reduced NET EARNINGS AVAILABLE TO SHAREHOLDERS to $4,293,000, or $.06 per share.

YEAR ENDED DECEMBER 31, 1995
COMPARED TO YEAR ENDED DECEMBER 31, 1994

    TOTAL REVENUES increased to $413,919,000 in 1995 from $362,242,000 in 1994, an increase of $51,677,000, or 14.3%. Of the total revenues reported in 1995, 98.0% were revenues from inns and 2.0% were revenues from restaurant rentals and other revenue.

    INN REVENUES increased to $405,694,000 in 1995 from $353,348,000 in 1994, an increase of $52,346,000, or 14.8%. The increase in inn revenues was due primarily to an increase in occupancy percentage and ADR along with the revenues associated with the acquisition of 9 operating inns in 1995, the CIGNA partnerships in July 1994 and six inns in the last half of 1994. Occupancy percentage increased to 70.8% in 1995 from 70.1% in 1994. ADR increased to $51.07 in 1995 from $47.65 in 1994. REVPAR increased 8.3% over 1994. Improvements are due, in part, to the substantial completion of the Company's image enhancement program in mid-1994.

    RESTAURANT RENTAL AND OTHER REVENUES increased to $8,071,000 in 1995 from $7,675,000 in 1994, an increase of $396,000, or 5.2%. This increase is primarily the result of the additional restaurant buildings owned by the Company through the acquisition of the CIGNA partnerships.

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

    DEPRECIATION, AMORTIZATION AND ASSET RETIREMENTS increased to $40,951,000 in 1995 from $38,080,000 in 1994, an increase of $2,871,000, or 7.5%. This is due primarily to the increase in fixed assets resulting from the acquisition of inns, acquisition of unincorporated partnerships and joint ventures and additions from the image enhancement program, which was substantially complete by the end of 1994. The increase is partially offset by a reduction in depreciation on assets which became fully depreciated during 1995. Depreciation, amortization and asset retirements also includes asset retirements associated with the image enhancement program and other capital improvements.

    A PROVISION FOR PREMATURE RETIREMENT OF ASSETS totaling $12,630,000 was recorded during 1995. This non-cash charge is directly attributable to the Company's Gold Medal rooms program. During the program, the Company will be replacing certain furniture and fixtures before the end of their normal useful lives and has made adjustments to reflect shorter remaining lives.

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

    INTEREST ON LONG-TERM DEBT, NET increased to $40,421,000 in 1995 from $38,860,000 in 1994, an increase of $1,561,000, or 4.0%. The increase is primarily attributable to the increase in the outstanding balance on the Company's credit facilities as a result of the AEW Transaction and the acquisitions of the CIGNA partnerships and 17 inns since June 1994. While long-term debt, including current installments has increased, the Company's weighted average interest rate on long-term borrowings decreased due to favorable interest rates negotiated in the Amended Credit Facility and the issuance of the 7.4% Senior Notes due 2005, along with improved market conditions.

    PARTNERS' EQUITY IN EARNINGS decreased to $10,227,000 in 1995 from $11,406,000 in 1994, a decrease of $1,179,000, or 10.3%. This decrease is primarily attributable to the elimination of LQDP's equity in earnings for the last half of 1995 and is partially offset by increases in LQDP's equity in earnings during the first half of 1995.

    INCOME TAXES for 1995 were calculated using an effective tax rate of 38.1% compared to an effective income tax rate of 39.0% for 1994. The Company's annual income tax rate in 1995 reflects the impact of the difference between aggregate recorded cost and tax basis of acquired assets from the AEW Transaction. The reduction in the annual effective income tax rate also reflects a reduction of the estimated state income tax rate.

    For the reasons discussed above, the Company reported EARNINGS BEFORE EXTRAORDINARY ITEMS of $51,374,000 in 1995 compared with $37,815,000 in 1994, an increase of $13,559,000, or 35.9%. Earnings before extraordinary items and the provision for premature retirement of assets, net of tax, increased $21,377,000, or 56.5% to $59,192,000 in 1995 from $37,815,000 in 1994.

    EXTRAORDINARY ITEMS, NET OF TAX, of ($717,000) were recorded during 1995 and resulted primarily from prepayment fees related to the early extinguishment of approximately $16,800,000 of long-term mortgage debt with an average interest rate of 10.3%.

    For the reasons discussed above, the Company reported NET EARNINGS of $50,657,000 in 1995 compared with $37,815,000 in 1994, an increase of
$12,842,000, or 34.0%.

    During 1995, the Company recorded a non-cash, non-recurring charge of $46,364,000 as CONVERSION OF PARTNER'S INTEREST INTO COMMON STOCK which was directly attributable to the AEW Transaction. This charge reduced NET EARNINGS AVAILABLE TO SHAREHOLDERS to $4,293,000, or $.06 per share, in 1995 from $37,815,000, or $.52 per share in 1994.

CAPITAL RESOURCES AND LIQUIDITY

     During the year ended December 31, 1996, the Company's capital needs were met primarily through operating cash flows and through the issuance of $100 million of 7.25% Senior Unsecured Notes due 2004, the issuance of $50 million of 7.11% Medium-Term Notes due 2001 and borrowings under its $250 million Bank Unsecured Credit Facilities, as defined below. During the year ended December 31, 1995, the Company funded its capital needs primarily through operating cash flows, the issuance of $100 million of 7.4% Senior Unsecured Notes due 2005 and borrowings under its $250 million Bank Unsecured Credit Facilities.

      At December 31, 1996, the Company had a $200 million Bank Unsecured Line of Credit and a $50 million 364-Day Bank Unsecured Line of Credit (the "Bank Unsecured Credit Facilities"). The $200 million Bank Unsecured Line of Credit matures August 2000 and the $50 million 364-Day Bank Unsecured Line of Credit matures September 1997. At December 31, 1996, the Company had $32,411,000 available on its Bank Unsecured Credit Facilities, net of $7,489,000 of letters of credit collateralizing its insurance programs and certain mortgages. The Bank Unsecured Credit Facilities bear interest at the prime rate or LIBOR, adjusted for an applicable margin, as defined under the related credit agreements. The applicable margin is based upon predetermined levels of cash flow to indebtedness or credit ratings received from specified credit rating agencies, also as defined in the related credit agreements.
At December 31, 1996, borrowings under the Bank Unsecured Credit Facilities bear interest at LIBOR plus 45 basis points on $185,000,000 of outstanding borrowings, the prime rate less 50 basis points on $6,800,000 of outstanding borrowings, LIBOR plus 50 basis points on $15,000,000 of outstanding borrowings and the prime rate on $3,300,000 of outstanding borrowings. The Credit Facilities require an annual commitment fee of 20 basis points on the $200 million Bank Unsecured Line of Credit and 15 basis points on the $50 million 364-Day Bank Unsecured Line of Credit.

       On February 7, 1997, the Company completed negotiations to amend and restate its existing credit facilities. The amended credit facility will provide the Company with a $325,000,000 Unsecured Line of Credit with a consortium of banks and will mature in February 2002. Borrowings under the $325,000,000 Unsecured Line of Credit will bear interest at the prime rate or LIBOR plus an applicable margin, which is currently 33.75 basis points, as defined in the related credit agreement. The applicable margin is determined quarterly based upon predetermined levels of indebtedness to cash flows or ratings received by specified credit rating agencies as defined in the related credit agreement. The $325,000,000 Unsecured Line of Credit requires an annual commitment fee of 18.75 basis points.

      On January 19, 1996, La Quinta filed a shelf registration statement with the Securities and Exchange Commission which would allow the Company to issue up to $250 million principal amount of Debt Securities. The registration statement became effective on January 25, 1996. During 1996, the Company issued $100 million of 7.25% Senior Unsecured Notes due 2004 and $50 million of 7.11% Medium-Term Notes due 2001 under this registration statement. In February 1997, the Company issued an additional $50 million of 7.27% Medium-Term Notes due 2007 under this registration statement.

     On January 23, 1992 with the approval of the Company's Board of Directors, the Company entered into two interest rate swap agreements (the "Agreements") which exchanged the Company's variable rate interest payments for the fixed rate interest payments of a major financial institution (the "Counterparty"). The debt ("Notional Amount") underlying the Agreements was $16,890,000 and $44,420,000. Under the Agreements, the Company effectively pays a fixed rate of interest at 6.50% and 5.26% and the Counterparty pays a percentage of prime interest rate and the variable rate demand note interest rate ("VRDN"). In the event the VRDN rate exceeds the fixed interest rate of 5.26% or the percentage of prime interest rate exceeds 6.50%, the Counterparty pays to the Company that difference times the Notional Amount, on a monthly basis. Should the fixed interest rate of 5.26% exceed the VRDN interest rate or the fixed interest rate of 6.50% exceed the percentage of prime interest rate, the Company pays the difference times the Notional Amount to the Counterparty, on a monthly basis. These Agreements resulted in net payments to the Counterparty of $585,000, $442,000 and $1,040,000 in the years ended December 31, 1996, 1995 and 1994, respectively. The Notional Amounts are reduced over the life of the Agreements by scheduled amortization payments. At December 31, 1996, the Notional Amounts of debt remaining under the Agreements were $6,585,000 and $30,350,000 which bear interest at a weighted average variable interest rate of 6.18% and 3.87%, respectively. The Agreements expired on February 1, 1997 and were not renewed or replaced by the Company.

      As a result of the VRDN rate decreasing to 3.77% at December 31, 1996 from 4.37% at December 31, 1995, the estimated fair value of the interest rate swap agreements net payable position decreased to $84,000 at December 31, 1996 from $402,000 at December 31, 1995.

      At December 31, 1996, the Company had $1,508,000 of cash and cash equivalents, compared to $2,590,000 at December 31, 1995.

      Net cash provided by operating activities increased to $148,262,000 in 1996 from $128,798,000 in 1995, an increase of $19,464,000 or 15.1%. In
1995, net cash provided by operating activities increased by $34,565,000 or 36.7% from $94,233,000 in 1994. The increase in net cash provided by operating activities in both 1996 and 1995 was the result of improved REVPAR, which increased by 2.5% in 1996 and 8.3% in 1995, increases in deferred credits for 1996 and increases in accrued expenses for 1995.

      Net cash used by investing activities of $275,179,000 in 1996 reflects expenditures related to the new inn construction projects and the Gold Medal rooms program. Net cash used in investing activities of $158,828,000 in 1995 reflects the impact of the AEW Transaction, the acquisition and conversion of eleven inns, cost related to the new inn construction projects and the Gold Medal rooms program.

     Net cash provided by financing activities was $125,835,000 in 1996 compared with $30,031,000 in 1995. The net increase is primarily the result of increased borrowings. These borrowings were primarily used for capital expenditures related to the Gold Medal rooms program, new inn construction and the purchase of treasury stock. Net cash provided by financing activities was $30,031,000 in 1995 compared to $41,000,000 in 1994. The decrease was due to improvement in net cash provided by operating activities and a stabilization of cash used by investing activities.

     During 1996, 1995 and 1994, the Board of Directors authorized a series of plans for the repurchase of up to a total of $50,000,000 of the Company's common stock. During January 1996, the Board of Directors, through a resolution independent of the $50,000,000 series of repurchase plans, approved a private transaction for the repurchase of $11,500,000 of the Company's common stock from a related party (see note 13 of Notes to Combined Financial Statements). Repurchases of $42,094,000, $12,244,000 and $7,115,000 were made under these plans, including the private transaction, during 1996, 1995 and 1994, respectively. Additional repurchases will be made from time to time in the open market or private transactions as deemed appropriate by the Company.

COMMITTMENTS

     The estimated additional cost to complete the Gold Medal rooms program and the construction of new inns for which commitments have been made is approximately $105,665,000 at December 31, 1996, of which approximately $34,603,000 relates to the Gold Medal rooms program. Funds on hand, anticipated future cash flows and amounts available on the Company's Bank Unsecured Credit Facilities are sufficient to complete these projects. The Company will evaluate from time to time the necessity of other financing alternatives.

SEASONALITY

     Demand, and thus room occupancy, is affected by normally recurring seasonal patterns and, at most La Quinta inns, is higher in the spring and summer months (March through August) than in the balance of the year.

INFLATION

     The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the revenues or net earnings of the Company in the three most recent years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                LA QUINTA INNS, INC.

                               COMBINED BALANCE SHEETS
                                    (IN THOUSANDS)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                                           DECEMBER 31
                                                      ----------------------
                                                         1996         1995
ASSETS                                                ----------    --------

Current assets:
 Cash and cash  equivalents......................    $  1,508       $  2,590
 Receivables:
  Trade and other (net of allowance of $108
   and $118).....................................      12,302         12,789
  Income taxes...................................       3,835             --
 Supplies and prepayments........................      10,811          9,602
 Deferred income taxes...........................       9,277          8,981
                                                   ----------       --------
    Total current assets.........................      37,733         33,962
                                                   ----------       --------

Notes receivable, excluding current installments
 (net of allowance of $1,793 and $2,171).........       3,700          3,240
Property and equipment, net......................   1,148,190        915,750
Deferred charges and other assets, at cost less
 applicable amortization.........................      10,177         11,163
                                                   ----------       --------
     Total assets................................  $1,199,800       $964,115
                                                   ----------       --------
                                                   ----------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt..........   $  33,299      $  13,322
 Accounts payable................................      55,088         32,758
 Accrued expenses................................      53,584         40,915
                                                   ----------       --------
    Total current liabilities....................     141,971         86,995
                                                   ----------       --------
Long-term debt, excluding current installments...     659,369        518,416
Deferred income taxes, pension and other.........      29,591         20,682
Partners' capital................................       3,293          6,309
Shareholders' equity:
 Common stock ($.10 par value; 100,000 shares
  authorized; 84,274  and 54,883 shares issued)..       8,427          5,488
  Additional paid-in capital.....................     240,453        222,221
  Retained earnings..............................     188,610        133,745
  Treasury stock, at cost (6,704 and
   2,849 shares).................................     (71,914)       (29,741)
                                                   ----------       --------
    Total shareholders' equity...................     365,576        331,713
                                                   ----------       --------
    Total liabilities and shareholders' equity...  $1,199,800       $964,115
                                                   ----------       --------
                                                   ----------       --------




            See accompanying notes to combined financial statements.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                       25

                              LA QUINTA INNS, INC.

                     COMBINED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                             YEARS ENDED DECEMBER 31
                                                         ------------------------------
                                                           1996       1995       1994
                                                         --------   --------   --------
Revenues:
  Inn.................................................   $434,864   $405,694   $353,348
  Restaurant rental and other.........................      8,105      8,071      7,675
  Management services.................................         90        154      1,219
                                                         --------   --------   --------
    Total revenues....................................    443,059    413,919    362,242
                                                         --------   --------   --------

Operating costs and expenses:
  Direct..............................................    218,738    209,153    194,894
  Corporate...........................................     18,450     18,522     18,511
  Depreciation, amortization and asset retirements....     48,105     40,951     38,080
  Provision for premature retirement of assets........     18,076     12,630          -
                                                         --------   --------   --------
    Total operating costs and expenses................    303,369    281,256    251,485
                                                         --------   --------   --------
    Operating income..................................    139,690    132,663    110,757
                                                         --------   --------   --------
Other (income) expense:
  Interest income.....................................       (656)      (979)    (1,421)
  Interest on long-term debt, net.....................     42,468     40,421     38,860
  Partners' equity in earnings........................      1,499     10,227     11,406
  Net gain on property transactions...................          -          -        (79)
                                                         --------   --------   --------
    Earnings before income taxes and
     extraordinary items..............................     96,379     82,994     61,991
Income taxes..........................................     35,660     31,620     24,176
                                                         --------   --------   --------
    Earnings before extraordinary items...............     60,719     51,374     37,815
Extraordinary items, net of income taxes..............       (524)      (717)         -
                                                         --------   --------   --------
    Net earnings......................................     60,195     50,657     37,815
Conversion of partner's interest into common stock....          -    (46,364)         -
                                                         --------   --------   --------
    Net earnings available to shareholders............    $60,195   $  4,293   $ 37,815
                                                         --------   --------   --------
                                                         --------   --------   --------

Earnings per common and common equivalent share:
    Earnings after conversion of partner's
     interest into common stock and before
     extraordinary items..............................    $   .75   $    .07   $    .52
    Extraordinary items, net of income taxes..........       (.01)      (.01)         -
                                                         --------   --------   --------
    Net earnings available to shareholders............    $   .74   $    .06   $    .52
                                                         --------   --------   --------
                                                         --------   --------   --------

Weighted average number of common and common
 equivalent shares outstanding, as restated
 for stock splits.....................................     80,949     77,966     72,936
                                                         --------   --------   --------
                                                         --------   --------   --------


           See accompanying notes to combined financial statements.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                      26

                              LA QUINTA INNS, INC.

                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                             ADDITIONAL              MINIMUM
                                       COMMON STOCK       TREASURY STOCK      PAID-IN     RETAINED   PENSION
                                     SHARES   AMOUNT    SHARES     AMOUNT     CAPITAL     EARNINGS  LIABILITY     TOTAL
                                     ------   -------   ------    --------    --------    --------   -------    --------
Balances at December 31, 1993.....   32,111   $ 3,211   (1,733)   $(13,328)   $ 60,573    $100,059   $(1,458)   $149,057
  Effect of stock split at
   October 25, 1994...............   16,163     1,616     (717)          -      (1,616)          -         -           -
  Stock options...................      485        49      412       3,104       9,802           -         -      12,955
  Purchase of treasury stock......        -         -     (323)     (7,115)          -           -         -      (7,115)
  Dividends paid..................        -         -        -           -           -      (3,465)        -      (3,465)
  Net earnings....................        -         -        -           -           -      37,815         -      37,815
  Minimum pension liability.......        -         -        -           -           -           -       (16)        (16)
                                     ------   -------   ------    --------    --------    --------   -------    --------

Balances at December 31, 1994.....   48,759     4,876   (2,361)    (17,339)     68,759     134,409    (1,474)    189,231
  Stock options...................      824        82       (6)       (158)     11,228           -         -      11,152
  Purchase of treasury stock......        -         -     (482)    (12,244)          -           -         -     (12,244)
  Conversion of partner's
   interest into common stock.....    5,300       530        -           -     142,234     (46,364)        -      96,400
  Dividends paid..................        -         -        -           -           -      (4,957)        -      (4,957)
  Net earnings....................        -         -        -           -           -      50,657         -      50,657
  Minimum pension liability.......        -         -        -           -           -           -     1,474       1,474
                                     ------   -------   ------    --------    --------    --------   -------    --------

Balances at December 31, 1995.....   54,883     5,488   (2,849)    (29,741)    222,221     133,745         -     331,713
  Effect of stock split at
   July 15, 1996..................   27,678     2,768   (1,735)          -      (2,768)          -         -           -
  Stock options...................    1,713       171       (3)        (79)     21,000           -         -      21,092
  Purchase of treasury stock......        -         -   (2,117)    (42,094)          -           -         -     (42,094)
  Dividends paid..................        -         -        -           -           -      (5,330)        -      (5,330)
  Net earnings....................        -         -        -           -           -      60,195         -      60,195
                                     ------   -------   ------    --------    --------    --------   -------    --------

Balances at December 31, 1996.....   84,274   $ 8,427   (6,704)   $(71,914)   $240,453    $188,610   $     -    $365,576
                                     ------   -------   ------    --------    --------    --------   -------    --------
                                     ------   -------   ------    --------    --------    --------   -------    --------




           See accompanying notes to combined financial statements.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                      27

                               LA QUINTA INNS, INC.
                        COMBINED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                    YEARS ENDED DECEMBER 31
                                                 -----------------------------
                                                    1996      1995      1994
                                                 --------- --------- ---------
Cash flows from operating activities:
 Net earnings....................................$  60,195 $  50,657 $  37,815
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
 Depreciation and amortization of property and
  equipment and asset retirements................   48,105    40,951    38,080
 Provision for premature retirement of assets....   18,076    12,630        --
 Gain on sale of assets..........................       --        --       (79)
 Partners' equity in earnings....................    1,499    10,227    11,406
 Changes in operating assets and liabilities:
  Receivables....................................      349      (537)   (2,013)
  Income taxes...................................    3,239     2,646     9,291
  Supplies and prepayments.......................   (2,431)   (1,818)   (2,622)
  Accounts payable and accrued expenses..........    8,517     9,704    (1,291)
  Deferred charges and other assets..............    1,804       656     1,470
  Deferred credits and other.....................    8,909     3,682     2,176
                                                  --------  --------  --------
   Net cash provided by operating activities.....  148,262   128,798    94,233
                                                  --------  --------  --------
Cash flows from investing activities:
 Construction, purchase and conversion of inns... (148,977)  (77,502)  (34,690)
 Other capital expenditures...................... (116,598)  (39,962)  (75,248)
 Proceeds from property transactions.............       --        --     2,565
 Purchase of partners' equity interests..........   (9,232)  (48,200)  (53,255)
 Decrease in notes receivable and investments....     (372)    6,836     4,136
                                                  --------  --------  --------
   Net cash used by investing activities......... (275,179) (158,828) (156,492)
                                                  --------  --------  --------
Cash flows from financing activities:
 Proceeds from line of credit and long-term
  borrowings.....................................  651,149   645,723   417,102
 Principal payments on line of credit and
  long-term borrowings........................... (494,105) (601,121) (369,955)
 Capital distributions to partners...............   (1,129)   (2,495)   (1,144)
 Dividends to shareholders.......................   (5,330)   (4,957)   (3,465)
 Purchase of treasury stock......................  (24,012)  (12,346)   (7,013)
 Purchase of treasury stock from related party...  (11,500)       --        --
 Net proceeds from stock transactions............   10,762     5,227     5,475
                                                  --------  --------  --------
   Net cash provided by financing activities.....  125,835    30,031    41,000
                                                  --------  --------  --------
(Decrease) increase in cash and cash
 equivalents.....................................   (1,082)        1   (21,259)
Cash and cash equivalents at beginning of year...    2,590     2,589    23,848
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $  1,508  $  2,590  $  2,589
                                                  --------  --------  --------
                                                  --------  --------  --------

            See accompanying notes to combined financial statements.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               LA QUINTA INNS, INC.

                        COMBINED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                                    YEARS ENDED DECEMBER 31
                                                 -----------------------------
                                                    1996      1995      1994
                                                 --------- --------- ---------
Supplemental schedule of non-cash investing and financing activities:

Tax benefit from stock options exercised.........  $10,330   $ 6,027    $7,480
Accrual for purchase of treasury stock...........    6,582        --       102
Debt incurred in connection with acquisitions of
 unincorporated partnerships and joint ventures..    3,700        --        --
Effect of stock splits...........................    2,768        --     1,616
Adjustment to carrying value of property and
 equipment.......................................       --    51,081        --
Conversion of partner's interest into common
 stock...........................................       --    46,364        --
Minimum pension liability........................       --     2,889       147

            See accompanying notes to combined financial statements.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                       29

                                 LA QUINTA INNS, INC.

                        NOTES TO COMBINED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

     The Company develops, owns and operates inns. At December 31, 1996, the Company owned and operated 248 inns in 29 states, concentrated in the Western and Southern United States. The combined financial statements include the accounts of subsidiaries (all wholly-owned) and unincorporated partnerships and joint ventures in which the Company has at least a 50% interest, and in one case a 40% interest through July 3, 1995, and exercises substantial legal, financial and operational control. All significant intercompany accounts and transactions have been eliminated in combination. Certain reclassifications of prior period amounts have been made to conform with the current period presentation.

CASH EQUIVALENTS

     All highly liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents.

DEFERRED CHARGES

     Deferred charges consist primarily of issuance costs related to long-term debt, loan fees, closing fees and organizational costs. Issuance costs are amortized over the life of the related debt using the interest method. Organizational costs are amortized over five years. Loan fees and closing fees are amortized over the respective terms of the loans.

SELF-INSURANCE PROGRAMS

     The Company uses a paid loss retrospective insurance plan for general and auto liability and workers' compensation. Predetermined loss limits have been arranged with insurance companies to limit the Company's per occurrence cash outlay.

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

ADVERTISING

     Substantially all costs of advertising, promotion and marketing programs are charged to operations in the year incurred. These costs were approximately $19,370,000, $17,523,000 and $16,167,000 for the years ended
December 31, 1996, 1995 and 1994, respectively.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 LA QUINTA INNS, INC.

                        NOTES TO COMBINED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

(2)  PROPERTY AND EQUIPMENT

                                                   December 31
                                            -------------------------
                                               1996            1995
                                            ----------     ----------
                                                  (in thousands)
Buildings . . . . . . . . . . . . . . . .   $  988,711     $  864,605
Furniture, fixtures and equipment . . . .      148,691        121,032
Land and leasehold improvements . . . . .      183,207        174,165
Construction in progress. . . . . . . . .      120,286         29,862
                                            ----------     ----------
   Total property and equipment . . . . .    1,440,895      1,189,664
Less accumulated depreciation and
 amortization . . . . . . . . . . . . . .      292,705        273,914
                                            ----------     ----------
   Net property and equipment . . . . . .   $1,148,190     $  915,750
                                            ----------     ----------
                                            ----------     ----------


     At December 31, 1996, approximately $207,391,000 of the net property and equipment shown above was pledged as collateral under certain mortgages and industrial development revenue bonds (IRBs).

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

     At December 31, 1996 and 1995, land and leasehold improvements includes $1,315,000 and $2,664,000, respectively for properties held for sale stated at the lower of cost or estimated net realizable value. Charges to reduce the carrying amounts of properties held for sale to net realizable value are recognized in income.

     The Company launched its Gold Medal rooms program during the third quarter of 1995. During implementation of this program, the Company will be replacing certain furniture and fixtures before the end of their normal useful life and has made adjustments to reflect shorter remaining lives. As a result, the Company has recorded non-cash provisions for premature retirement of assets of $18,076,000 and $12,630,000 during 1996 and 1995, respectively. The Company does not expect to record any additional provision for premature retirement of assets during 1997 related to this program.

     The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" ("FAS 121") during 1996. FAS 121 requires the Company to recognize impairment losses on property and equipment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Such losses are determined by comparing the sum of the expected future undiscounted net cash flows to the carrying amount of the asset. Impairment losses are recognized in operating income as they are determined. The adoption of FAS 121 had no material effect on the Company's financial position or results of operations.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 LA QUINTA INNS, INC.

                        NOTES TO COMBINED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

(3)  LONG-TERM DEBT

                                                          December 31
                                                   -------------------------
                                                      1996            1995
                                                   ----------     ----------
                                                         (in thousands)
Mortgage loans maturing 1998-2001 (8.81%
 weighted average effective interest rate) . . .   $  58,337       $  76,108
Industrial Development Revenue Bonds,
 maturing 1997-2012 (6.34% weighted
 average effective interest rate). . . . . . . .      49,394          58,837
Bank unsecured line of credit, maturing
 August 31, 2000 (7.08% effective
 interest rate at December 31, 1996) . . . . . .     191,800         177,000
Bank unsecured line of credit, maturing
 September 8, 1997 (7.6% effective
 interest rate at December 31, 1996) . . . . . .      18,300              --
Senior unsecured notes, due 2005 (7.57%
 effective interest rate). . . . . . . . . . . .      99,917          99,793
Senior unsecured notes, due 2004 (7.09%
 effective interest rate). . . . . . . . . . . .     101,220              --
Medium-term notes due 2001 (7.12%
 effective interest rate). . . . . . . . . . . .      50,000              --
Senior unsecured subordinated notes, due
 2003 (9.58% effective interest rate). . . . . .     120,000         120,000
Other. . . . . . . . . . . . . . . . . . . . . .       3,700              --
                                                   ---------       ---------
    Total. . . . . . . . . . . . . . . . . . . .     692,668         531,738
Less current installments. . . . . . . . . . . .      33,299          13,322
                                                   ---------       ---------
    Net long-term debt . . . . . . . . . . . . .   $ 659,369       $ 518,416
                                                   ---------       ---------
                                                   ---------       ---------

     At December 31, 1996, the Company had a $200 million Bank Unsecured Line of Credit and a $50 million 364-Day Bank Unsecured Line of Credit (the "Bank Unsecured Credit Facilities"). The $200 million Bank Unsecured Line of Credit matures August 2000 and the $50 million 364-Day Bank Unsecured Line of Credit matures September 1997. At December 31, 1996, the Company had $32,411,000 available on its Bank Unsecured Credit Facilities, net of $7,489,000 of letters of credit collateralizing its insurance programs and certain mortgages. The Bank Unsecured Credit Facilities bear interest at the prime rate or LIBOR, adjusted for an applicable margin, as defined under the related credit agreements. The applicable margin is based upon predetermined levels of cash flow to indebtedness or credit ratings received from specified credit rating agencies, also as defined in the related credit agreements. At December 31, 1996, borrowings under the Bank Unsecured Credit Facilities bear interest at LIBOR plus 45 basis points on $185,000,000 of outstanding borrowings, the prime rate less 50 basis points on $6,800,000 of outstanding borrowings, LIBOR plus 50 basis points on $15,000,000 of outstanding borrowings and the prime rate on $3,300,000 of outstanding borrowings. The Credit Facilities require an annual commitment fee of 20 basis points on the $200 million Bank Unsecured Line of Credit and 15 basis points on the $50 million 364-Day Bank Unsecured Line of Credit.

     Annual maturities for the five years subsequent to December 31, 1996 and thereafter are as follows:

                                         (in thousands)
                          1997 . . . . .  $  33,299
                          1998 . . . . .     11,194
                          1999 . . . . .     10,886
                          2000 . . . . .    242,234
                          2001 . . . . .     65,888
                          Thereafter . .    329,167
                                          ---------
                                          $ 692,668
                                          ---------
                                          ---------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 LA QUINTA INNS, INC.

                        NOTES TO COMBINED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
     Maturities for the years ended December 31, 1997 and 2000 include the $18,300,000 and $191,800,000 balances on the $50 million 364-Day Bank
Unsecured Line of Credit and the $200 million Bank Unsecured Line of Credit, respectively.

     Interest paid during the years ended December 31, 1996, 1995 and 1994 amounted to $44,501,000, $39,912,000 and $40,105,000, respectively.

     On January 19, 1996, La Quinta filed a shelf registration statement with the Securities and Exchange Commission which would allow the Company to issue up to $250 million principal amount of Debt Securities. The registration statement became effective on January 25, 1996. Under this registration statement, the Company has issued $100 million of 7.25% Senior Unsecured Notes due 2004 and $50 million of 7.11% Medium-Term Notes due 2001. The proceeds of these financings were used to repay outstanding amounts on the Company's Bank Unsecured Credit Facilities.

     In September 1995, the Company completed an offering of $100,000,000 in principal amount of 7.40% Senior Unsecured Notes due 2005. The proceeds of the offering were used to repay amounts outstanding on the Company's Bank Unsecured Credit Facilities.

     The Company recognizes gains and losses on extinguishments of debt as extraordinary items in the period in which the debt is extinguished. The Company reported extraordinary items, net of income taxes, of $524,000, and $717,000 in 1996 and 1995, respectively, related to these refinancings and retirements.

     The Company is obligated by agreements relating to eighteen issues of IRBs in an aggregate amount of $44,795,000 to purchase the bonds at face value prior to maturity under certain circumstances. The bonds have floating interest rates which are indexed periodically. Bondholders may, when the rate is changed, put the bonds to the designated remarketing agent. If the remarketing agent is unable to resell the bonds, it may draw upon an irrevocable letter of credit which secure the IRBs. In such event, the Company would be required to repay the funds drawn on the letters of credit within 24 months.

     As of December 31, 1996 no draws had been made upon any such letters of credit. The schedule of annual maturities shown above includes these IRBs as if they will not be subject to repayment prior to maturity. Assuming all bonds under such IRB arrangements are presented for payment prior to December 31, 1997 and the remarketing agents are unable to resell such bonds, the maturities of long-term debt shown above would increase by $28,380,000 for the year ending December 31, 1999.

     On January 23, 1992, with the approval of the Company's Board of Directors, the Company entered into two interest rate swap agreements (the "Agreements") which exchanged the Company's variable rate interest payments for the fixed rate interest payments of a major financial institution (the "Counterparty"). The debt ("Notional Amounts") underlying the Agreements was $16,890,000 and $44,420,000. Under the Agreements, the Company effectively pays a fixed rate of interest at 6.50% and 5.26% and the Counterparty pays a percentage of prime interest rate and the variable rate demand note interest rate ("VRDN"). In the event the VRDN rate exceeds the fixed interest rate of 5.26% or the percentage of prime interest rate exceeds 6.50%, the Counterparty pays to the Company that difference times the Notional Amount, on a monthly basis. Should the fixed interest rate of 5.26% exceed the VRDN interest rate or the fixed interest rate of 6.50% exceed the percentage of prime interest rate, the Company pays the difference times the Notional Amount to the Counterparty, on a monthly basis. These Agreements resulted in net payments to the Counterparty of $585,000, $442,000 and $1,040,000 in the years ended December 31, 1996, 1995 and 1994, respectively. The Notional Amounts are reduced over the life of the Agreements by scheduled amortization payments. At December 31, 1996, the Notional Amounts of debt remaining under the Agreements were $6,585,000 and $30,350,000 which bear interest at a weighted average variable interest rate of 6.18% and 3.87%, respectively. The Agreements expired on February 1, 1997 and were not renewed or replaced by the Company.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 LA QUINTA INNS, INC.

                        NOTES TO COMBINED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
     As a result of the VRDN rate decreasing to 3.77% at December 31, 1996 from 4.37% at December 31, 1995, the estimated fair value of the interest rate swap agreements net payable position decreased to $84,000 at December
31, 1996 from $402,000 at December 31, 1995.

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

     The Company's 7.4% Senior Unsecured Notes due 2005, 7.25% Senior Unsecured Notes due 2004 and the 7.11% Medium-Term Notes due 2001 are all governed by a Trust Indenture dated September 15, 1995. The Trust Indenture contains covenants which place limitations on certain liens on assets, sale and leaseback transactions, mergers and the sale of substantially all of the assets of the Company.

     At December 31, 1996, the Company was in compliance with all restrictions and covenants.

(4)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     At December 31, 1996 and 1995, accounts payable and accrued expenses consisted of the following:

                                                 December 31
                                              -----------------
                                               1996       1995
                                              -----      ------
    Accounts payable:
       Construction . . . . . . . . . . .   $ 30,920   $  9,666
       Trade. . . . . . . . . . . . . . .     16,125     13,695
       Other. . . . . . . . . . . . . . .      8,043      6,437
       Income taxes . . . . . . . . . . .         --      2,960
                                            --------   --------
                                            $ 55,088   $ 32,758
                                            --------   --------
                                            --------   --------

    Accrued expenses:
       Payroll and employee benefits. . .   $ 25,570   $ 25,201
       Property taxes . . . . . . . . . .     10,607      9,640
       Interest . . . . . . . . . . . . .      8,241      4,845
       Treasury stock purchase  . . . . .      6,582         --
       Other  . . . . . . . . . . . . . .      2,584      1,229
                                            --------   --------
                                            $ 53,584   $ 40,915
                                            --------   --------
                                            --------   --------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 LA QUINTA INNS, INC.

                        NOTES TO COMBINED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
(5)  UNINCORPORATED PARTNERSHIPS AND JOINT VENTURES

     At December 31, 1996, the Company had an ownership interest between 50% and 60% in three unincorporated partnerships and joint ventures. Summary financial information with respect to unincorporated partnerships and joint ventures included in the combined financial statements is provided below in order to provide further understanding of the Company's structure and to present the financial position and results of operations of the unincorporated partnerships and joint ventures included in the combined financial statements. Cost and equity investments are not included in other summarized data as such investments are not considered significant.

     The following financial information includes the activity of the acquired unincorporated partnerships and joint ventures through the date of acquisition (see note 15).

                                                             December 31
                                                           ----------------
                                                           1996       1995
                                                           -----     ------
                                                            (in thousands)
ASSETS
Total current assets . . . . . . . . . . . . . . . . .    $   827   $  2,598
Property and equipment, net. . . . . . . . . . . . . .      7,335     13,559
Deferred charges and other assets. . . . . . . . . . .          9         13
                                                          -------   --------
                                                          $ 8,171   $ 16,170
                                                          -------   --------
                                                          -------   --------

LIABILITIES AND OWNERS' EQUITY
Total current liabilities. . . . . . . . . . . . . . .    $   766   $  1,194
Long-term debt, excluding current
 installments of $488 and $475 . . . . . . . . . . . .        763      1,251
Owners' equity:
   Company's . . . . . . . . . . . . . . . . . . . . .      3,349      7,416
   Partners' . . . . . . . . . . . . . . . . . . . . .      3,293      6,309
                                                          -------   --------
                                                          $ 8,171   $ 16,170
                                                          -------   --------
                                                          -------   --------

                                                   Years Ended December 31
                                                -----------------------------
                                                  1996      1995       1994
                                                ------     ------     ------
                                                        (in thousands)
Revenues . . . . . . . . . . . . . . . . . . .  $ 9,625  $ 58,265   $ 85,600
Operating costs and expenses . . . . . . . . .    6,124    38,434     62,775
                                                -------   -------   --------
Operating income . . . . . . . . . . . . . . .    3,501    19,831     22,825
Other deductions, principally interest . . . .      (70)   (1,019)    (2,066)
                                                -------   -------   --------
Earnings before extraordinary items. . . . . .    3,431    18,812     20,759
Extraordinary items. . . . . . . . . . . . . .       --        --        (75)
                                                -------   -------   --------
                                                -------   -------   --------
    Pretax earnings. . . . . . . . . . . . . .  $ 3,431  $ 18,812   $ 20,684
                                                -------   -------   --------
                                                -------   -------   --------

Equity in pretax earnings:
    Company's. . . . . . . . . . . . . . . . .  $ 1,932   $ 8,585   $  9,278
    Partners'. . . . . . . . . . . . . . . . .    1,499    10,227     11,406
                                                -------   -------   --------
                                                $ 3,431   $18,812   $ 20,684
                                                -------   -------   --------
                                                -------   -------   --------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 LA QUINTA INNS, INC.

                        NOTES TO COMBINED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

(6)  INCOME TAXES

     Income tax expense attributable to income from continuing operations consists of:

                                                   Years Ended December 31
                                                -----------------------------
                                                  1996       1995       1994
                                                ------      ------     ------
                                                        (in thousands)
       Federal
         Current . . . . . . . . . . . . . . .  $24,540   $ 26,992   $ 16,038
         Deferred. . . . . . . . . . . . . . .    7,393      1,015      4,984
                                                -------   --------   --------
                                                 31,933     28,007     21,022
                                                -------   --------   --------

       State
         Current . . . . . . . . . . . . . . .    2,630      3,447      2,871
         Deferred. . . . . . . . . . . . . . .    1,097        166        283
                                                -------   --------   --------
                                                  3,727      3,613      3,154
                                                -------   --------   --------

       Total . . . . . . . . . . . . . . . . .  $35,660   $ 31,620   $ 24,176
                                                -------   --------   --------
                                                -------   --------   --------

     The effective tax rate varies from the statutory rate for the following reasons:

                                                   Years Ended December 31
                                                -----------------------------
                                                  1996       1995       1994
                                                ------      ------     ------
                                                        (in thousands)

       Tax expense at statutory rate . . . .    $33,732   $ 29,048   $ 21,697
       State income taxes, net of
        Federal benefit. . . . . . . . . . .      2,512      2,482      1,948
       Other, net. . . . . . . . . . . . . .       (584)        90        531
                                                -------   --------   --------
           Provision for income taxes. . . .    $35,660   $ 31,620   $ 24,176
                                                -------   --------   --------
                                                -------   --------   --------

     The following are cash transactions relating to the Company's income taxes:

                                                   Years Ended December 31
                                                -----------------------------
                                                  1996       1995       1994
                                                ------      ------     ------
                                                        (in thousands)
       Income taxes paid . . . . . . . . . . .  $23,326   $ 24,777    $ 9,716
                                                -------   --------   --------
                                                -------   --------   --------
       Income tax refund . . . . . . . . . . .  $     5   $    111    $    99
                                                -------   --------   --------
                                                -------   --------   --------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 LA QUINTA INNS, INC.

                        NOTES TO COMBINED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1995 are presented below:

                                                  Years Ended December 31
                                                  -----------------------
                                                      1996       1995
                                                   ---------    --------
                                                       (in thousands)
Deferred tax assets:
   Notes receivable and land, principally
    due to allowance and write-downs for
    financial reporting purposes . . . . . . . .   $  1,983   $  3,447
   Property and equipment, principally
    due to acquisitions of partnership
    interests. . . . . . . . . . . . . . . . . .     13,627     14,046
   Expense provisions and deferred gains . . . .     12,592     12,414
                                                   --------   --------
   Total gross deferred tax assets . . . . . . .     28,202     29,907
                                                   --------   --------
Deferred tax liabilities:
   Investments in partnerships, principally
    due to differences in depreciation
    and capitalized interest . . . . . . . . . .       (306)      (352)
   Property and equipment, principally
    due to differences in depreciation
    and capitalized interest . . . . . . . . . .    (40,156)   (34,365)
   Other . . . . . . . . . . . . . . . . . . . .     (2,741)    (1,701)
                                                   --------   --------
   Total gross deferred tax liabilities. . . . .    (43,203)   (36,418)
                                                   --------   --------
   Net deferred tax liability. . . . . . . . . .   $(15,001)  $ (6,511)
                                                   --------   --------
                                                   --------   --------

     The Company anticipates that the reversal of existing taxable temporary differences will more likely than not provide sufficient taxable income to realize the tax benefits of the remaining deferred tax assets.

(7)  SHAREHOLDERS' EQUITY

     The Board of Directors authorized three-for-two stock splits effected in the form of stock dividends effective in July 1996, October 1994 and March 1994. Earnings per share, the weighted average number of shares outstanding, shareholders' equity and the following information have been adjusted to give effect to each of these distributions.

     During 1996, 1995 and 1994, the Board of Directors authorized a series of plans for the repurchase of up to a total of $50,000,000 of the Company's common stock. During January 1996, the Board of Directors, through a resolution independent of the $50,000,000 series of repurchase plans, approved a private transaction for the repurchase of $11,500,000 of the Company's common stock from a related party (see note 13). Repurchases of $42,094,000, $12,244,000 and $7,115,000 were made under these plans, including the private transaction, during 1996, 1995 and 1994, respectively. Additional repurchases will be made from time to time in the open market or private transactions as deemed appropriate by the Company.

     The Company's stock option plans cover the granting of options to purchase an aggregate of 8,849,474 common shares. Options granted under the plans are issuable to certain officers, employees and directors generally at prices not less than fair market value at date of grant. Options are generally exercisable in four equal installments on successive anniversary dates of the date of grant and are exercisable thereafter in whole or in part. Outstanding options not exercised expire ten years from the date of grant. The Company accounts for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Upon exercise, the excess of the option price received over the par value of the shares issued, net of expenses, is credited to additional paid-in capital.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            LA QUINTA INNS, INC.

                   NOTES TO COMBINED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
      A summary of the status of the Company's stock option plans at December 31, 1996, 1995 and 1994 and changes during the years then ended is presented in the table and narrative below:

                                     1996                 1995                1994
                              ------------------  ------------------  ------------------
                                        Wtd Avg             Wtd Avg             Wtd Avg
                                Shares  Ex Price    Shares  Ex Price   Shares   Ex Price
                              --------- --------  --------- --------  --------- --------
Outstanding at beg. of year.. 8,602,598  $ 6.21   9,489,704  $ 5.05   9,451,850  $ 3.24
Granted...................... 1,140,781   19.00     673,313   17.99   1,958,066   12.14
Canceled or expired..........  (209,965)  14.40    (323,607)   4.28    (124,068)   7.70
Exercised....................(1,968,540)   5.47  (1,236,812)   4.22  (1,796,144)   3.04
                             ----------          ----------          ----------
Outstanding at end of year... 7,564,874    8.11   8,602,598    6.21   9,489,704    5.05
                             ----------          ----------          ----------
                             ----------          ----------          ----------
Exercisable at end of year... 5,969,894    5.52   6,905,570    5.04   5,808,896    3.20
                             ----------          ----------          ----------
                             ----------          ----------          ----------
Weighted average fair
 value of options granted....   $  6.18             $  6.23

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 5.70 and 6.12 percent; expected dividend yields of .45 and .50 percent; expected lives of 3.44 and 3.97 years; and expected volatilities of 37 and 36 percent.

      Had the compensation cost for these plans been determined consistent with Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123), the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                               1996       1995
                                              -------    -------
      Net Earnings:           As Reported     $60,195    $50,657
                              Pro Forma       $58,952    $50,278

      Earnings Per Share:     As Reported     $   .74    $   .65
                              Pro Forma       $   .73    $   .64

      The net earnings and earnings per share information for 1995 shown above does not reflect the $46,364,000 non-recurring, non-cash item related to the AEW Transaction as further discussed in note 15.

      The Company is not required to apply the Statement 123 method of accounting to stock options granted prior to January 1, 1995. As such, the pro forma compensation cost reflected above may not be a representation of future results.

      The following table summarizes information about stock options outstanding at December 31, 1996:

                              Options Outstanding                     Options Exercisable
                   ---------------------------------------------  ---------------------------
       Range         Number         Wtd Avg                         Number
         of        Outstanding     Remaining         Wtd Avg      Exercisable     Wtd Avg
  Exercise Prices  at 12/31/96  Contractual Life  Exercise Price  at 12/31/96  Exercise Price
  ---------------  -----------  ----------------  --------------  -----------  --------------
  $ 2.33 to  6.02   4,555,545      5.25 Years         $ 3.16       4,542,890       $ 3.15
   11.70 to 14.06   1,476,486      7.25                12.11       1,219,442        12.06
   16.67 to 21.13   1,532,843      9.10                18.95         207,562        18.87
                    ---------                                      ---------
    2.33 to 21.13   7,564,874      6.42                 8.11       5,969,894        5.52
                    ---------                                      ---------
                    ---------                                      ---------

      During 1996, 150,000 options of the Company's common stock were granted to an officer of the Company, subject to shareholder approval. The Company expects to obtain shareholder approval at its Annual
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            LA QUINTA INNS, INC.

                   NOTES TO COMBINED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Meeting of Shareholders in May 1997. These options were not included in the above disclosures for 1996 stock options granted, weighted average fair value of stock options granted or pro forma earnings and earnings per share.

      The exercise of non-qualified stock options results in state and federal income tax benefits to the Company related to the difference between market price at the date of exercise and the option price. During 1996, 1995 and 1994, approximately $10,330,000, $6,027,000 and $7,480,000, respectively, was credited to additional paid-in capital for the tax benefits of options exercised.

      Under the terms of the La Quinta Development Partners, L.P. ("LQDP" or the "Development Partnership") partnership agreement, AEW Partners, L.P. ("AEW Partners") had the ability to convert 66 2/3% of its 60% ownership in the Development Partnership into a specified number of shares of the Company's Common Stock (adjusted for stock splits, cash dividends, and distributions from LQDP to AEW). As further discussed in note 15, AEW exercised its conversion option during 1995 and 5,299,821 shares (pre-split) of the Company's common stock were issued to AEW. These shares were registered with the Securities and Exchange Commission and were sold, together with 20,250 shares (pre-split) of the Company's Common Stock owned by AEW prior to the conversion, in an underwritten secondary public offering.

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

      The Supplemental Executive Retirement Plan and Trust (the "SERP") continues to cover a select group of management employees. Benefits under the SERP are determined by a formula which considers service and total compensation; the results of the formula-derived benefit are then reduced by the participant's pension entitlement from the qualified Retirement Plan.

      The following table sets forth the funded status and amounts recognized in the Company's combined financial statements for the Plan at December 31,
1996 and 1995.
                                                                December 31
                                                             ------------------
                                                              1996       1995
                                                             --------  --------
                                                               (in thousands)
Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including vested benefits
  of $9,006 and $9,273...................................... $(10,171) $(10,209)
                                                             --------  --------
                                                             --------  --------
 Projected benefit obligation for services rendered to date. $(13,246) $(13,589) Plan assets at fair value, primarily marketable stocks
  and CDs...................................................   10,338     8,923
                                                             --------  --------
 Projected benefit obligation in excess of plan assets......   (2,908)   (4,666)
 Unrecognized net loss from past experiences different from
  those assumed.............................................    1,702     3,083
 Prior service costs........................................    1,180     1,354
 Additional minimum liability...............................       --    (1,056)
                                                             --------  --------
 Accrued pension costs...................................... $    (26)  $(1,285)
                                                             --------  --------
                                                             --------  --------
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               LA QUINTA INNS, INC.

                        NOTES TO COMBINED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     The following table sets forth the funded status of the SERP and amounts recognized in the Company's financial statements for the SERP:

                                                   December 31
                                                  --------------
                                                  1996      1995
                                                  (in thousands)

Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including
  vested benefits of $1,065 and $1,287.......    $(1,743)  $(1,867)
                                                 -------   -------
                                                 -------   -------
 Projected benefit obligation for services
  rendered to date............................   $(4,590)  $(4,836)
   Unrecognized net (gain) loss from past
    experiences different from those assumed..      (152)      769
   Prior service costs........................      (236)      (60)
                                                 -------   -------
     Accrued pension costs....................   $(4,978)  $(4,127)
                                                 -------   -------
                                                 -------   -------

     The Company maintains a trust account intended for use in settling benefits due under the SERP. The Company had no funds accumulated in the trust account at December 31, 1996 and 1995.

The assumptions used in the calculations shown above were:

                                       1996          1995           1994
                                  -----------    -----------     -----------

Discount rate.................          7.50%           7.25%          8.50%
Expected long-term rate of
 return on assets.............          8.00%           8.00%          8.00%
Rate of increase in
 compensation levels...........   5.00%-6.00%     5.00%-6.00%    5.00%-6.00%

     The combined net periodic pension cost for the Plan and the SERP includes the following components:

                                                     Years Ended December 31
                                                     ------------------------
                                                      1996     1995     1994
                                                     ------   ------   ------
                                                          (in thousands)
Service cost (benefits earned during the period)..   $2,144   $1,571   $1,604
Interest cost on projected benefit obligation.....    1,298    1,072    1,258
Actual return on plan assets......................     (963)  (1,639)     228
Net amortization and deferral.....................      577      410      (96)
Net deferred asset gain...........................      195    1,041       --
                                                     ------   ------   ------
Net periodic pension cost before allocation to
  Managed Inns (See note 13)......................    3,251    2,455    2,994
Cost allocated to Managed Inns....................       --       --      (30)
                                                     ------   ------   ------
  Net periodic pension cost.......................   $3,251   $2,455   $2,964
                                                     ------   ------   ------
                                                     ------   ------   ------

    In addition to providing pension benefits, the Company established a 401(k) Savings Plan and Trust (the "Savings Plan") effective January 1, 1994. The Savings Plan is designed to be a qualified plan under sections 401 and 410 through 417 of the Internal Revenue Code. Under the Savings Plan, eligible employees are allowed to defer income on a pre-tax basis through contributions to the Savings Plan and the Company matches a portion of such contributions. The Company's matching contributions totaled approximately $170,000, $157,000 and $131,000 in 1996, 1995 and 1994, respectively.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                               LA QUINTA INNS, INC.

                        NOTES TO COMBINED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

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

     Future annual minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 1996 follow:

                                            (in thousands)
     1997..................................    $ 3,091
     1998..................................      2,852
     1999..................................      2,694
     2000..................................      2,460
     2001..................................      2,115
     Later years...........................      5,785
                                               -------
     Total minimum payments required.......    $18,997
                                               -------
                                               -------

     Total rental expense for operating leases was approximately $3,258,000, $3,188,000 and $3,196,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

LESSOR

     The Company leases restaurants it owns to third parties. The leases are accounted for as operating leases expiring during a period from 1997 to 2016 and provide for minimum rentals and contingent rentals based on a percentage of annual sales in excess of stipulated amounts. The following is a summary of restaurant property leased at December 31, 1996:


                                            (in thousands)

     Buildings.............................    $32,378
     Less: accumulated depreciation........     11,505
                                               -------
                                                20,873
     Land..................................     17,839
                                               -------
       Total leased property...............    $38,712
                                               -------
                                               -------

      Minimum future rentals to be received under the noncancelable restaurant leases in effect at December 31, 1996 follow:

                                            (in thousands)

     1997..................................    $ 6,515
     1998..................................      6,260
     1999..................................      5,906
     2000..................................      5,438
     2001..................................      4,834
     Later years...........................     17,402
                                               -------
                                               $46,355
                                               -------
                                               -------

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
                                     41

                               LA QUINTA INNS, INC.

                        NOTES TO COMBINED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     Contingent rental income amounted to approximately $1,270,000, $1,198,000 and $1,025,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

(10)    COMMITMENTS

     The estimated additional cost to complete the Gold Medal rooms program and the construction of new inns for which commitments have been made is approximately $105,665,000 at December 31, 1996, of which approximately $34,603,000 relates to the Gold Medal rooms program. Funds on hand, anticipated future cash flows and amounts available on the Company's Bank Unsecured Credit Facilities are sufficient to complete these projects.

(11)    CONTINGENCIES

LITIGATION

     In September 1993, a former officer of the Company filed suit against the Company and certain of its directors and their affiliate companies. The suit alleged breach of an employment agreement, misrepresentation, wrongful termination, self-dealing, breach of fiduciary duty, usurpation of corporate opportunity and tortious interference with contractual relations. Compensatory damages of $2,500,000 and exemplary damages of $5,000,000 were sought in the action. The Court granted the Company's motion for summary judgment in September 1996, while allowing plaintiff the opportunity to re-file on a limited basis. On December 4, 1996, the case was dismissed with prejudice, thereby resulting in a final disposition of the case in the Company's favor.

     The Company is also party to various lawsuits and claims generally incidental to its business. The Company does not anticipate any amounts which it may be required to pay as a result of an adverse determination of such legal proceedings, individually or in the aggregate, or any other relief granted by reason, thereof, will have a material adverse effect on the Company's financial position or results of operations.

SEVERANCE AND EMPLOYMENT AGREEMENTS

     The Company has entered into a five year employment agreement which includes a severance provision granting an executive the right to receive certain benefits, including among others, his annual base salary and bonus if there occurs a termination (as defined in the respective agreement) within the five year term of the agreement, or resignation (as defined in the agreement). As of December 31, 1996, the maximum contingent liability under the severance provision of this agreement was approximately $1,680,000.









-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                               LA QUINTA INNS, INC.
                        NOTES TO COMBINED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

(12)  QUARTERLY FINANCIAL DATA (UNAUDITED)

      The unaudited combined results of operations by quarter are summarized below:

                                            First    Second     Third     Fourth
                                           Quarter   Quarter   Quarter   Quarter
                                           -------   -------   -------   -------
                                          (in thousands, except per share data)
Year ended December 31, 1996:
  Revenues..............................  $102,758  $116,022  $121,902  $102,377
  Operating income......................    27,857    42,676    43,796    25,361
  Earnings before extraordinary items...    10,867    20,157    20,649     9,046
  Net earnings..........................    10,867    19,913    20,484     8,931
  Earnings per share before
   extraordinary items..................       .13       .25       .25       .11
  Earnings per share....................  $    .13  $    .25  $    .25  $    .11

Year ended December 31, 1995:
  Revenues..............................  $ 96,735  $110,043  $113,906  $ 93,235
  Operating income......................    32,692    40,936    34,538    24,497
  Earnings before extraordinary items... 11,070 16,691 14,932 8,681 Conversion of partner's interest
   into common stock....................        --        --   (46,364)       --
  Net earnings (loss) available to
   shareholders.........................    11,070    16,691   (32,149)    8,681

  Earnings (loss) per share after
   conversion of partner's interest
   into common stock and before
   extraordinary items..................       .15       .23      (.38)      .11
  Earnings (loss) per share available to
   shareholders.........................  $    .15  $    .23  $   (.39) $    .11

Year ended December 31, 1994:
  Revenues..............................  $ 78,243  $ 92,563  $104,364  $ 87,072
  Operating income......................    20,277    30,352    35,932    24,196
  Net earnings..........................     5,542    11,280    14,011     6,982
  Earnings per share....................  $    .08  $    .15  $    .19  $    .09

      The decrease in net earnings (loss) available to shareholders in the third quarter of 1995 resulted from the provision for premature retirement of assets of $8,577,000, $5,309,000 net of tax (see note 2) and the conversion of partner's interest into common stock of $46,364,000 (see note 15).

(13)  RELATED PARTY TRANSACTIONS

STOCK REPURCHASE

      On January 22, 1996, the Company agreed to purchase 500,000 shares (pre-split) of its common stock for $11,500,000 from The Airlie Group L.P. ("Airlie"). Airlie is an investment limited partnership of which a corporation owned by a director of the Company is an indirect co-general partner. These shares were purchased at a discount to the closing stock price as of January 19, 1996. This transaction was approved by the Board of Directors through a resolution independent of the $50,000,000 series of stock repurchase plans described in note 7.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               LA QUINTA INNS, INC.
                        NOTES TO COMBINED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
MANAGEMENT SERVICES FEE

      The Company earned management and licensing fees as well as fees for chain services such as bookkeeping, national advertising and reservations through June 30, 1994 from all inns owned by the two joint ventures (the "CIGNA Partnerships") between the Company and investments partnerships managed by CIGNA Investments, Inc. The inns operated under the La Quinta name and were managed by the Company in accordance with long-term management agreements.

OTHER RECURRING TRANSACTIONS

      La Quinta pays all direct operating expenses on behalf of the unincorporated partnerships and joint ventures and is reimbursed for all such payments.

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

INTEREST RATE SWAP AGREEMENTS

      The fair value of interest rate swap agreements represents the estimated amount the Company would receive (pay) to terminate the agreements while taking into consideration current interest rates.

      The estimated fair values of the Company's financial instruments are summarized as follows:

                                     December 31, 1996      December 31, 1995
                                   ---------------------  ----------------------
                                   Carrying   Estimated   Carrying    Estimated
                                    Amount    Fair Value   Amount     Fair Value
                                    ------    ----------   ------     ----------
                                                   (in thousands)
Notes receivable................  $   3,700   $   3,700   $   3,240   $   3,240
Long-term debt, including
 current installments and
 related letters of credit......   (692,668)   (699,227)   (531,738)   (548,855)
Interest rate swap agreements
 in a net (payable) receivable
 position.......................        (42)        (84)        (27)       (402)

      The carrying value of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these items.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               LA QUINTA INNS, INC.
                        NOTES TO COMBINED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

(15)  ACQUISITION OF PARTNERS' INTERESTS

      During 1996, the Company purchased the limited partners' interests in four of the Company's combined unincorporated partnerships and joint ventures, which each owned one inn.

      On June 15, 1995, AEW Partners, L. P. ("AEW") notified the Company that it would exercise its option, subject to certain conditions, to convert two-thirds of its ownership interest in La Quinta Development Partners, L.P. ("LQDP") into 5,299,821 shares (pre-split) of the Company's Common Stock and also agreed to sell its remaining ownership interest in LQDP to the Company for a negotiated price of $48.2 million in cash (collectively, the "AEW Transaction"). Under the terms of the LQDP Partnership Agreement, AEW paid $3.0 million in 1990 for an option, subject to certain vesting and other conditions, to convert two-thirds of its ownership interest in LQDP into a specified number of shares (adjusted for stock splits, cash dividends and distributions from LQDP to AEW) of the Company's Common Stock. The AEW Transaction was consummated on July 3, 1995. The Company financed the cash portion of the AEW Transaction through borrowings under its bank credit facilities.

      Upon conversion of the partnership interest into La Quinta Common Stock, the Company issued 5,299,821 shares (pre-split) of Common Stock having a fair market value of $142.8 million based on the July 3, 1995 New York Stock Exchange closing price. The conversion was accounted for by increasing shareholders' equity by the $46.4 million value of the option and recording a $46.4 million non-recurring, non-cash adjustment entitled Conversion of Partner's Interest into Common Stock below net earnings in the Statement of Operations. There was therefore no net effect to shareholders' equity as a result of this accounting treatment. The sale to La Quinta of AEW's remaining one-third interest in LQDP was accounted for as an acquisition of a minority interest and purchase accounting was applied. The carrying value of certain property and equipment acquired in the AEW Transaction was increased by approximately $51.1 million to reflect fair market value as of July 3, 1995.

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

      The following unaudited pro forma information reflects the combined results of operations of the Company as if the AEW Transaction had occurred on January 1, 1995 and January 1, 1994. The pro forma information gives effect to certain adjustments, including additional depreciation expense on property and equipment based on their fair values, increased interest expense on additional debt incurred, elimination of AEW's Partners' equity in earnings and the related income tax effect of those adjustments. The pro forma information does not reflect the $46.4 million non-recurring, non-cash item described above. The pro forma per share effect of this item is ($.57) for both the years ended December 31, 1995 and 1994. The pro forma results are not necessarily indicative of operating results that would have occurred had the AEW Transaction been consummated as of the beginning of 1995 and 1994, nor are they necessarily indicative of future operating results.

                                                      (Unaudited)
                                                       Pro Forma
                                                      December 31,
                                                   -------------------
                                                     1995       1994
                                                   --------   --------
                                         (in thousands, except per share data)
     Total revenues .............................  $413,919   $362,242
                                                   --------   --------
                                                   --------   --------
     Earnings before extraordinary items ........  $ 54,698   $ 41,050
                                                   --------   --------
                                                   --------   --------
     Earnings before extraordinary
      items per share ...........................  $    .67   $    .51
                                                   --------   --------
                                                   --------   --------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               LA QUINTA INNS, INC.
                        NOTES TO COMBINED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

      On January 24, 1994, the Company concluded the acquisition La Quinta Motor Inns Limited Partnership ("LQP"), which owned 31 La Quinta inns that were managed by the Company. The operations of LQP were accounted for under the equity method until December 1, 1993, and have been included in the combined financial statements of the Company thereafter. Additionally, in July 1994, the Company purchased nine La Quinta inns previously held by the CIGNA partnerships and during the second quarter of 1994, the Company purchased the limited partners' interest in one of the Company's combined unincorporated joint ventures which owned one inn. The aggregate purchase price of these transactions was $53,255,000 of which a portion was financed through the Company's credit facilities.

(16)  SUBSEQUENT EVENTS

      On February 7, 1997, the Company completed negotiations to amend and restate its existing credit facilities. The amended credit facility will provide the Company with a $325,000,000 Unsecured Line of Credit with a consortium of banks and will mature in February 2002. Borrowings under the $325,000,000 Unsecured Line of Credit will bear interest at the prime rate or LIBOR plus an applicable margin, which is currently 33.75 basis points, as defined in the related credit agreement. The applicable margin is determined quarterly based upon predetermined levels of indebtedness to cash flows or ratings received by specified credit rating agencies as defined in the related credit agreement. The $325,000,000 Unsecured Line of Credit requires an annual commitment fee of 18.75 basis points.

      On February 24, 1997, the Company issued $50,000,000 in 7.27% Medium-Term Notes due 2007, with an effective interest rate of 7.33%. These Medium-Term Notes were issued under the shelf registration statement described in note 3.

      On February 26, 1997, the Board of Directors authorized a plan for the repurchase of up to $10,000,000 of the Company's common stock under its stock repurchase program (see note 7). Purchases will be made from time to time in the open market or private transactions as deemed appropriate by the Company.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
La Quinta Inns, Inc.:

      We have audited the combined balance sheets of La Quinta Inns, Inc. as of December 31, 1996 and 1995 and the related combined statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of La Quinta Inns, Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.






                                           KPMG PEAT MARWICK LLP

San Antonio, Texas
January 31, 1997, except
for note 16, which is as
of February 26, 1997

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

Gary L. Mead             49   President and Chief Executive Officer and Director
Ezzat S. Coutry          52   Executive Vice President and Chief Operating
                               Officer
William C. Hammett, Jr.  50   Sr. Vice President - Chief Financial Officer
Stephen B. Hickey        52   Sr. Vice President - Marketing
Steven T. Schultz        50   Sr. Vice President - Development
John F. Schmutz          49   Vice President - General Counsel and Secretary

       Gary L. Mead has been Director, President and Chief Executive Officer of the Company since March 1992. He served as Executive Vice President - Finance of Motel 6 G.P., Inc., the managing general partner of Motel 6, L.P., from October 1987 to January 1991.

       Ezzat S. Coutry has been Executive Vice President and Chief Operating Officer of the Company since November 1996. He served as Regional Vice President of the Midwest Region for Marriott Hotels, Resorts & Suites from July 1990 to October 1996. He served as Senior Vice President of Sales for Marriott Hotels, Resorts & Suites from July 1989 to June 1990 and Senior Vice President of Rooms Operations for Marriott Hotels, Resorts & Suites from January 1989 to June 1989.

       William C. Hammett, Jr. has been Senior Vice President - Chief Financial Officer of the Company since August 1996. He served as Senior Vice President - Accounting and Administration from June 1992 to August 1996. He served as Executive Vice President - Finance of Motel 6 G.P., Inc., from February 1991 to June 1992. He served as Vice President-Controller of Motel 6 G.P., Inc. from September 1988 to February 1991. He served as Controller of Spartan Food Systems from August 1973 to September 1988.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

(1)        Financial Statements

           The Combined Financial Statements of the Company appearing in Item 8 are as follows:

           Combined Balance Sheets at December 31, 1996 and 1995
           Combined Statements of Operations for the years ended December 31, 1996, 1995 and 1994
           Combined Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994
           Combined Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
           Notes to Combined Financial Statements
           Independent Auditors' Report on financial statements

(2)        Financial Statement Schedules

           All schedules for which provision is made in the applicable regulation to the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have been omitted.

(3)        The following exhibits are filed as a part of this Report:

(3)(a) Restated Articles of Incorporation of La Quinta Inns, Inc., as amended on May 21, 1993. (6)

(3)(b)     Amended and Restated By-Laws of La Quinta Inns, Inc. (1)

(10)(a)*   La Quinta Inns, Inc. 1984 Stock Option Plan. (2)

(10)(b)*   Amendment No. 1 to La Quinta Inns, Inc. 1984 Stock Option
           Plan. (3)

(10)(c)*   Amendment No. 2 to La Quinta Inns, Inc. 1984 Stock Option Plan. (4)

(10)(d)* Amended and Restated La Quinta Inns, Inc. 1984 Stock Option Plan, as of November 21, 1991. (1)

(10)(e)* Supplemental Executive Retirement Plan and Trust Agreement of Registrant, dated April 20, 1990, by and between Registrant and Frost National Bank. (5)

(10)(f) Form of Indemnification Agreement, made and entered into as of November 15, 1990 and thereafter (with respect to persons who became directors of Registrant after such dates), by and between Registrant and each of its directors. (5)

(10)(g) Form of Indemnification Agreement, made and entered into as of November 15, 1990 and thereafter (with respect to persons who became directors of Registrant after such dates), by and between Registrant and each of its officers. (5)

(10)(h)* Employment Agreement, dated as of March 3, 1992, by and between Registrant and Gary L. Mead. (1)

(10)(i)* Non-Qualified Stock Option Agreement, dated as of March 3, 1992, between Registrant and Gary L. Mead. (1)

(10)(j)* Registration Rights Agreement, dated as of March 3, 1992, between Registrant and Gary L. Mead. (1)

(10)(k) Second Amended and Restated Master Covenant Agreement dated June 15, 1993. (6)

(10)(l)    Indenture dated May 15, 1993  Re: $120,000,000 9 1/4% Senior
           Subordinated Notes due 2003. (6)

(10)(m) $126,795,786.64 Credit Agreement Among La Quinta Inns, Inc. Certain lenders and NationsBank of Texas, N.A. as Administrative Lender dated June 15, 1993. (6)

(10)(n)    $241,844,955.21 Amended and Restated Credit Agreement Among
           La Quinta Inns, Inc. Certain lenders and NationsBank of Texas, N.A. as Administrative Lender dated January 25, 1994. (7)

(10)(o) Third Amended and Restated Master Covenant Agreement dated as of January 25, 1994. (7)

(10)(p) Fifth Amended and Restated Master Covenant Agreement dated as of September 12, 1995. (8)

(10)(q) Amended and Restated Credit Agreement (Facility A), dated as of September 12, 1995. (8)

(10)(r) Amended and Restated Credit Agreement (Facility B), dated as of September 12, 1995. (8)

(10)(s)    Indenture dated September 15, 1995   Re:  Debt Securities. (8)

(10)(t) Officers' certificate defining terms of $100,000,000 7.4% Senior Notes due 2005. (9)

(10)(u)    $325,000,000 First Amended and Restated Credit Agreement among
           La Quinta Inns, Inc., certain lenders and NationsBank, N.A. as Administrative Lender, dated as of February 7, 1997 filed herewith.

(11) Statement regarding computation of per share earnings filed herewith.

(12)       Computation of Ratio of Earnings to Fixed Charges filed herewith.

(21) Subsidiaries of La Quinta Inns, Inc. as of January 31, 1997 filed herewith.

(22) Registrant's definitive Proxy Statement to be filed by Registrant within 120 days after the end of the fiscal year covered by the Registrant's Form 10-K.

(23) Consent by KPMG Peat Marwick LLP dated February 27, 1997 to incorporation by reference of their report dated January 31, 1997, except for note 16, which is as of February 26, 1997, in various Registration Statements filed herewith.

(24)       Powers of Attorney filed herewith.

(27)       Financial Data Schedule filed herewith.

____________________________
*          Indicates management compensation agreement.

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

(6) Previously filed as an exhibit to Registrant's Registration Statement on Form 10-Q for the period ended June 30, 1993 and incorporated herein by reference.

(7) Previously filed as an exhibit to the Registrant's Registration Statement on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(8) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 2-61755) and incorporated herein by reference.

(9) Previously filed as an exhibit to the Registrant's Registration Statement on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(b) Reports on Form 8-K.
           Not applicable.

                                      SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LA QUINTA INNS, INC.
                                        (Registrant)

                                        By:  /s/ GARY L. MEAD
                                             ----------------------------------
                                             Gary L. Mead
                                             President and
                                             Chief Executive Officer

                                             /s/ WILLIAM C. HAMMETT, JR.
                                             ----------------------------------
                                             William C.Hammett, Jr.
                                             Senior Vice President
                                             Chief Financial Officer

Date:  February 28, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

          Signature                                   Title
          ---------                                   -----

       /s/ GARY L. MEAD
-------------------------------
           Gary L. Mead          President and Chief Executive Officer, Director

  /s/ WILLIAM C. HAMMETT, JR.
-------------------------------
      William C. Hammett, Jr.    Senior Vice President - Chief Financial Officer

     /s/ THOMAS M. TAYLOR*
-------------------------------
         Thomas M. Taylor        Chairman of the Board

  /s/ WILLIAM H. CUNNINGHAM*
-------------------------------
      William H. Cunningham      Director

     /s/ WILLIAM RAZZOUK*
-------------------------------
         William Razzouk         Director

      /s/ PETER STERLING*
-------------------------------
          Peter Sterling         Director

    /s/ KENNETH T. STEVENS*
-------------------------------
        Kenneth T. Stevens       Director

*By: /s/ WILLIAM C. HAMMETT, JR.
    -------------------------------
         William C. Hammett, Jr.
            ATTORNEY-IN-FACT

Date:  February 28, 1997

                                 EXHIBIT INDEX

Exhibit
Number                 Description of Exhibit
-------                ----------------------

 (3)(a) Restated Articles of Incorporation of La Quinta Inns, Inc., as amended on May 21, 1993. (6)

 (3)(b)   Amended and Restated By-Laws of La Quinta Inns, Inc. (1)

(10)(a)*  La Quinta Inns, Inc. 1984 Stock Option Plan. (2)

(10)(b)*  Amendment No. 1 to La Quinta
          Inns, Inc. 1984 Stock Option Plan. (3)

(10)(c)*  Amendment No. 2 to La Quinta Inns, Inc. 1984 Stock Option Plan. (4)

(10)(d)* Amended and Restated La Quinta Inns, Inc. 1984 Stock Option Plan, as of November 21, 1991. (1)

(10)(e)* Supplemental Executive Retirement Plan and Trust Agreement of Registrant, dated April 20, 1990, by and between Registrant and Frost National Bank. (5)

(10)(f) Form of Indemnification Agreement, made and entered into as of November 15, 1990 and thereafter (with respect to persons who became directors of Registrant after such dates), by and between Registrant and each of its directors. (5)

(10)(g) Form of Indemnification Agreement, made and entered into as of November 15, 1990 and thereafter (with respect to persons who became directors of Registrant after such dates), by and between Registrant and each of its officers. (5)

(10)(h)* Employment Agreement, dated as of March 3, 1992, by and between Registrant and Gary L. Mead. (1)

(10)(i)* Non-Qualified Stock Option Agreement, dated as of March 3, 1992, between Registrant and Gary L. Mead. (1)

(10)(j)* Registration Rights Agreement, dated as of March 3, 1992, between Registrant and Gary L. Mead. (1)

(10)(k) Second Amended and Restated Master Covenant Agreement dated June 15, 1993. (6)

(10)(l)   Indenture dated May 15, 1993 Re: $120,000,000 9 1/4% Senior
          Subordinated Notes due 2003. (6)

(10)(m) $126,795,786.64 Credit Agreement Among La Quinta Inns, Inc. Certain lenders and NationsBank of Texas, N.A. as Administrative Lender dated June 15, 1993. (6)

(10)(n) $241,844,955.21 Amended and Restated Credit Agreement Among La Quinta Inns, Inc. Certain lenders and NationsBank of Texas, N.A. as Administrative Lender dated January 25, 1994. (7)

(10)(o) Third Amended and Restated Master Covenant Agreement dated as of January 25, 1994. (7)

(10)(p) Fifth Amended and Restated Master Covenant Agreement dated as of September 12, 1995. (8)

(10)(q) Amended and Restated Credit Agreement (Facility A), dated as of September 12, 1995. (8)

(10)(r) Amended and Restated Credit Agreement (Facility B), dated as of September 12, 1995. (8)

(10)(s)   Indenture dated September 15, 1995 Re:  Debt Securities. (8)

(10)(t) Officers' certificate defining terms of $100,000,000 7.4% Senior Notes due 2005. (9)

(10)(u) $325,000,000 First Amended and Restated Credit Agreement among La Quinta Inns, Inc., certain lenders and NationsBank, N.A. as Administrative Lender, dated as of February 7, 1997 filed herewith.

(11) Statement regarding computation of per share earnings filed herewith.

(12)      Computation of Ratio of Earnings to Fixed Charges filed herewith.

(21) Subsidiaries of La Quinta Inns, Inc. as of January 31, 1997 filed herewith.

(22) Registrant's definitive Proxy Statement to be filed by Registrant within 120 days after the end of the fiscal year covered by the Registrant's Form 10-K.

(23) Consent by KPMG Peat Marwick LLP dated February 27, 1997 to incorporation by reference of their report dated Januay 31, 1997, except for note 16, which is as of February 26, 1997, in various Registration Statements filed herewith.

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

(6) Previously filed as an exhibit to Registrant's Registration Statement on Form 10-Q for the period ended June 30, 1993 and incorporated herein by reference.

(7) Previously filed as an exhibit to the Registrant's Registration Statement on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(8)  Previously filed as an exhibit to the Registrant's Registration
     Statement on Form S-3 (No. 2-61755) and incorporated herein by reference.

(9) Previously filed as an exhibit to the Registrant's Registration Statement on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(b)  Reports on Form 8-K.

     Not applicable.