Form 10-Q
period 1997-03-31
LA QUINTA INNS INC
filed 1997-05-14
CIK 278243

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  ---------------
                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

                                       OR

/ / TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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


        Registrant's telephone number, including area code:(210) 302-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  YES  /X/     NO
                           -----       -----

                                  ---------------


Number of shares of Common Stock, $.10 par value outstanding at March 31, 1997:

                                     77,615,694

                                  ---------------


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                              LA QUINTA INNS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                     March 31, 1997   December 31, 1996
                                                     --------------   -----------------
ASSETS                                                (Unaudited)
Current assets:
  Cash and cash equivalents.........................  $      885        $    1,508
  Receivables:
    Trade and other (net of allowance of
     $124 and $108).................................      14,700            12,302
    Income taxes....................................           -             3,835
  Supplies and prepayments..........................      11,118            10,811
  Deferred income taxes.............................       9,228             9,277
                                                      ----------        ----------
      Total current assets..........................      35,931            37,733
                                                      ----------        ----------

Notes receivable, excluding current installments
 (net of allowance of $1,069 and $1,793)............       3,025             3,700
Property and equipment, net.........................   1,237,548         1,148,190
Deferred charges and other assets, at cost less
 applicable amortization............................      11,015            10,177
                                                      ----------        ----------
      Total assets..................................  $1,287,519        $1,199,800
                                                      ----------        ----------
                                                      ----------        ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt............  $   11,083        $   33,299
  Accounts payable..................................      49,292            55,088
  Accrued expenses..................................      42,285            53,584
                                                      ----------        ----------
    Total current liabilities.......................     102,660           141,971
                                                      ----------        ----------
Long-term debt, excluding current installments......     768,372           659,369
Deferred income taxes, pension and other............      32,474            29,591
Partners' capital...................................       2,548             3,293
Shareholders' equity:
  Common stock ($.10 par value per share;
   100,000 shares authorized;
   84,320 and 84,274 shares issued).................       8,432             8,427
  Additional paid-in capital........................     241,054           240,453
  Retained earnings.................................     203,900           188,610
  Treasury stock, at cost (6,704 and 6,704 shares)..     (71,921)          (71,914)
                                                      ----------        ----------
    Total shareholders' equity......................     381,465           365,576
                                                      ----------        ----------
    Total liabilities and shareholders' equity......  $1,287,519        $1,199,800
                                                      ----------        ----------
                                                      ----------        ----------

             See accompanying notes to condensed financial statements.

                              LA QUINTA INNS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                         Three months ended
                                                             March 31
                                                        -------------------
                                                          1997       1996
                                                        --------   --------
Revenues:
  Inn.................................................  $111,382   $100,834
  Restaurant rental and other.........................     1,971      1,924
                                                        --------   --------
    Total revenues....................................   113,353    102,758
                                                        --------   --------

Operating costs and expenses:
  Direct..............................................    57,346     52,891
  Corporate...........................................     4,282      4,650
  Depreciation, amortization and asset retirements....    13,693     10,725
  Provision for premature retirement of assets........         -      6,635
                                                        --------   --------
    Total operating costs and expenses................    75,321     74,901
                                                        --------   --------
    Operating income..................................    38,032     27,857
                                                        --------   --------
Other (income) expense:
  Interest, net.......................................    11,373     10,165
  Partners' equity in earnings........................       233        443
                                                        --------   --------
    Earnings before income taxes......................    26,426     17,249
Income taxes..........................................     9,778      6,382
                                                        --------   --------
    Net earnings......................................  $ 16,648  $  10,867
                                                        --------   --------
                                                        --------   --------

    Net earnings per common and common equivalent
     share............................................  $    .21     $  .13
                                                        --------   --------
                                                        --------   --------
Weighted average number of common and common
 equivalent shares outstanding........................    80,297     80,659
                                                        --------   --------
                                                        --------   --------

          See accompanying notes to condensed financial statements.

                              LA QUINTA INNS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                         Three months ended
                                                               March 31
                                                         -------------------
                                                           1997         1996
                                                           ----         ----
Cash flows from operating activities:
 Net earnings.......................................... $  16,648    $  10,867
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Non-cash items:
     Depreciation, amortization and asset retirements..    13,693       10,725
     Provision for premature retirement of assets......        -         6,635
     Partners' equity in earnings......................       233          443
 Changes in operating assets and liabilities:
     Receivables.......................................    (2,513)      (2,727)
     Income taxes......................................     9,003        7,260
     Supplies and prepayments..........................      (597)        (592)
     Accounts payable and accrued expenses.............    (5,152)        (848)
     Deferred charges and other assets.................      (332)         406
     Deferred credits and other........................     2,883         (643)
                                                        ---------    ---------
       Net cash provided by operating activities.......    33,866       31,526
                                                        ---------    ---------
Cash flows from investing activities:
 Construction, purchase and conversion of inns.........   (57,642)    (20,519)
 Other capital expenditures............................   (54,946)     (41,593)
                                                        ---------    ---------
      Net cash used by investing activities............  (112,588)     (62,112)
                                                        ---------    ---------
Cash flows from financing activities:
 Proceeds from line of credit and long-term
  borrowings...........................................   516,347      279,746
 Principal payments on line of credit and
  long-term borrowings.................................  (430,473)    (234,370)
 Capital distributions to partners.....................      (214)        (323)
 Dividends to shareholders.............................    (1,358)      (1,288)
 Purchase of treasury stock............................    (6,582)     (14,447)
 Net proceeds from stock transactions..................       379        1,036
                                                        ---------    ---------
     Net cash provided by financing activities.........    78,099       30,354
                                                        ---------    ---------
Decrease in cash and cash equivalents..................      (623)        (232)
Cash and cash equivalents at beginning of period.......     1,508        2,590
                                                        ---------    ---------
Cash and cash equivalents at end of period.............    $  885     $  2,358
                                                        ---------    ---------
                                                        ---------    ---------
Supplemental disclosure of cash flow information:
Interest paid.......................................... $  14,323    $  10,397
Income tax paid........................................       221          729
Income tax refunds.....................................     2,567            5

Supplemental schedule of non-cash investing
  and financing activities:
Note issued in purchase of partner's equity interest... $   2,500    $      -
Tax benefit from stock options exercised...............       220          932

           See accompanying notes to condensed financial statements.

                              LA QUINTA INNS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 1996 Annual Report on Form 10-K.

(2)  Property and Equipment

     At March 31, 1997 and December 31, 1996, property and equipment consisted of the following:

                                                     March 31, 1997   December 31, 1996
                                                     --------------   -----------------
     Buildings.......................................  $1,043,471         $  988,711
     Furniture, fixtures and equipment...............     168,792            148,691
     Land and leasehold improvements.................     192,857            183,207
     Construction in progress........................     131,279            120,286
                                                       ----------         ----------
        Total property and equipment.................   1,536,399          1,440,895
     Less accumulated depreciation and amortization..     298,851            292,705
                                                       ----------         ----------
        Net property and equipment                     $1,237,548         $1,148,190
                                                       ----------         ----------
                                                       ----------         ----------

(3)  Earnings per Common and Common Equivalent Share

     Fully diluted earnings per share is not materially different from primary earnings per share.

(4)  Accounts Payable and Accrued Expenses

     At March 31, 1997 and December 31, 1996, accounts payable and accrued expenses consisted of the following:

                                              March 31, 1997  December 31, 1996
                                              --------------  -----------------
     Accounts payable:
        Construction............................$18,297           $30,920
        Trade................................... 15,735            16,125
        Other................................... 10,361             8,043
        Income taxes............................  4,899              -
                                                -------           -------
                                                $49,292           $55,088
                                                -------           -------
                                                -------           -------
     Accrued expenses:
        Payroll and employee benefits...........$24,501           $25,570
        Interest................................  7,560             8,241
        Property taxes..........................  6,984            10,607
        Other...................................  3,240             2,584
        Treasury stock purchase.................   -                6,582
                                                -------           -------
                                                $42,285           $53,584
                                                -------           -------
                                                -------           -------

(5)  Long-Term Debt

     On February 7, 1997, the Company completed negotiations to amend and restate its existing credit facilities. The amended credit facility provides the Company with a $325,000,000 Unsecured Line of Credit with a consortium of banks which will mature in February 2002. Borrowings under the $325,000,000 Unsecured Line of Credit bear interest at the prime rate or LIBOR plus an applicable margin, which is currently 33.75 basis points, as defined in the related credit agreement. The applicable margin is determined quarterly based upon predetermined levels of indebtedness to cash flows or ratings received by specified credit rating agencies as defined in the related credit agreement. The $325,000,000 Unsecured Line of Credit requires a facility fee of 18.75 basis points on the average amount of the commitment.

     On February 24, 1997, the Company issued $50,000,000 in 7.27% Medium-Term Notes due 2007, with an effective interest rate of 7.33%. The proceeds of the note issuance were used to repay indebtedness under the Company's Unsecured Line of Credit.

(6)  Provision for Premature Retirement of Assets

     The Company launched its Gold Medal rooms program during the third quarter of 1995. During this program, the Company replaced certain furniture and fixtures before the end of their normal useful life and therefore, made an adjustment to reflect shorter remaining lives. As a result, the Company recorded a non-cash provision for premature retirement of assets of approximately $6.6 million as a separate line item entitled provision for premature retirement of assets on the Statement of Operations for the first quarter of 1996.

(7)  Contingencies

     The Company is party to various lawsuits and claims generally incidental to its business. The ultimate disposition of these lawsuits and claims are not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis addresses the results of operations for the three month periods ended March 31, 1997 (the "1997 Three Months") and March 31, 1996 (the "1996 Three Months").

     The Company's financial statements include the accounts of the Company's wholly-owned subsidiaries and unincorporated partnerships and joint ventures in which the Company has at least a 50% interest, and over which it exercises substantial legal, financial and operational control.

     The Company's growth program is based primarily on the construction of new Inn & Suites hotels. During the first quarter of 1997, the Company opened two new Inn & Suites hotels. The Company anticipates having a total of 23 new Inn & Suites hotels open by the end of June 1997, including the 11 which were opened during 1996, and a total of 36 open by December 1997. At March 31, 1997, the Company owned and operated 237 inns and 13 Inn & Suites hotels with a combined total of over 32,000 rooms.

     During 1995, the Company launched its Gold Medal rooms program designed to strengthen the Company's ability to gain additional market share and pricing advantage relative to its competitors. The program improved the quality, functionality and value of guest rooms by enhancing the decor package, including fresh, new colors, rich wood furniture, contemporary bathrooms, built-in closets, oversized desks, 25 inch televisions and new draperies and bedspreads. Service enhancements included movies-on-demand, interactive video games from Nintendo, dataport telephones for computer connections and greatly expanded free television channel choices. The program required 20-30 rooms at a time to be taken out of available supply at an inn during the typical 10-12 week construction period. The Company did not adjust its available rooms or occupancy percentage for rooms unavailable due to construction as a result of this program. The Company will have completed the program during the second quarter of 1997.

     During January 1997, the Company acquired the limited partner's interest in one of its combined unincorporated partnerships, which owned one inn. As a result, the Company has two remaining unincorporated partnerships and joint ventures, each owning one inn.

THE 1997 THREE MONTHS COMPARED TO THE 1996 THREE MONTHS

     TOTAL REVENUES increased to $113,353,000 in the 1997 Three Months from $102,758,000 in the 1996 Three Months, an increase of $10,595,000, or 10.3%.
Of the total revenues reported in the 1997 Three Months, 98.3% were revenues from inns and 1.7% were revenues from restaurant rentals and other revenues.

     INN REVENUES are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, vending and movie commissions, banquet revenues and laundry services. Inn revenues improved to $111,382,000 in the 1997 Three Months from $100,834,000 in the 1996 Three Months, an increase of $10,548,000 or 10.5%. The improvement in inn revenues reflects an increase in the average daily room rate ("ADR") along with the revenues associated with the opening of new Inn & Suites hotels. ADR increased to $56.65 in the 1997 Three Months from $53.41 in the 1996 Three Months, an increase of $3.24, or 6.1%. Occupancy percentage decreased to 65.4% in the 1997 Three Months from 66.0% in the 1996 Three Months. The decrease in occupancy percentage primarily resulted from a significant number of rooms that were unavailable to rent because of construction related to the Gold Medal rooms program. Revenue per available room ("REVPAR," which is the product of occupancy percentage and ADR) increased to $37.06 in the 1997 Three Months from $35.22 in the 1996 Three Months.

     RESTAURANT RENTAL AND OTHER REVENUES primarily include rental payments from restaurant buildings owned by La Quinta and leased to and operated by third parties. Restaurant rental and other revenues increased to $1,971,000 in the 1997 Three Months from $1,924,000 in the 1996 Three Months, an increase of $47,000.

     DIRECT EXPENSES include costs directly associated with the operation of inns. In the 1997 Three Months approximately 39.0% of direct expenses were represented by salaries, wages and related costs. Other major categories of direct expenses include utilities, property taxes, repairs and maintenance and room supplies. Direct expenses increased to $57,346,000 ($30.45 per occupied room) in the 1997 Three Months from $52,891,000 ($29.14 per occupied room) in the 1996 Three Months, an increase of $4,455,000, or 8.4%. The increase in direct expenses period over period is primarily attributable to the growth in number of inns. As a percentage of total revenues, direct expenses decreased to 50.6% in the 1997 Three Months from 51.5% in the 1996 Three Months.

     CORPORATE EXPENSES include the costs of general management, office rent, training and field supervision of inn managers and other marketing and administrative expenses. Corporate expenses decreased to $4,282,000 ($1.49 per available room) in the 1997 Three Months from $4,650,000 ($1.69 per available room) in the 1996 Three Months.

     DEPRECIATION, AMORTIZATION AND ASSET RETIREMENTS increased to $13,693,000 in the 1997 Three Months from $10,725,000 in the 1996 Three Months, an increase of $2,968,000, or 27.7%. This increase is primarily attributable to the opening of new Inn & Suites hotels and increased depreciation for inns which have completed the Gold Medal rooms program.

     A PROVISION FOR PREMATURE RETIREMENT OF ASSETS totaling $6,635,000 was recorded during the 1996 Three Months. This non-cash charge is directly attributable to the Company's Gold Medal rooms program. During the program, the Company replaced certain furniture and fixtures before the end of their normal useful lives and therefore made adjustments to reflect shorter remaining lives.

     As a result of the above, OPERATING INCOME increased to $38,032,000 in the 1997 Three Months from $27,857,000 in the 1996 Three Months, an increase of $10,175,000, or 36.5%.

     INTEREST, NET increased to $11,373,000 in the 1997 Three Months compared to $10,165,000 in the 1996 Three Months. The increase in interest, net is primarily attributable to an increase in borrowings on long-term debt and is partially offset by an increase in capitalized interest. Interest, net reflects capitalized interest of $2,120,000 in the 1997 Three Months compared to $815,000 in the 1996 Three Months. The increase in capitalized interest period over period is primarily due to the construction of new Inn & Suites hotels.

     PARTNERS' EQUITY IN EARNINGS reflects the interest of partners in the earnings of the combined unincorporated partnerships and joint ventures which are owned at least 50% and controlled by the Company. Partners' equity in earnings decreased to $233,000 in the 1997 Three Months from $443,000 in the 1996 Three Months, a decrease of $210,000. This decrease reflects the Company's acquisition of the limited partners' interests in five of its combined unincorporated partnerships and joint ventures since March 1996.

     INCOME TAXES for the 1997 and 1996 Three Months were calculated using an effective income tax rate of 37.0%.

     For the reasons discussed above, NET EARNINGS increased to $16,648,000 in the 1997 Three Months from $10,867,000 in the 1996 Three Months, an increase of $5,781,000, or 53.2%.

ANALYSIS OF CASH FLOWS

     On February 7, 1997, the Company completed negotiations to amend and restate its existing credit facilities. The amended credit facility provides the Company with a $325,000,000 Unsecured Line of Credit with a consortium of banks which will mature in February 2002. At March 31, 1997, the Company had $67,161,000 available on its Unsecured Line of Credit, net of $7,489,000 of letters of credit collateralizing its insurance programs and certain mortgages. The Unsecured Line of Credit bears interest at the prime rate or LIBOR, adjusted for an applicable margin, as defined in the related credit agreement. The applicable margin is determined quarterly based upon predetermined levels of cash flow to indebtedness or credit ratings received from specified credit rating agencies, as defined in the related credit agreement. At March 31, 1997, borrowings under the Unsecured Line of Credit bear interest at LIBOR plus 33.75 basis points on $245,000,000 of outstanding borrowings and the prime rate less 50 basis points on $5,350,000 of outstanding borrowings. The Unsecured Line of Credit requires a facility fee of 18.75 basis points on the average amount of the commitment.

     On February 24, 1997, the Company issued $50,000,000 in 7.27% Medium-Term Notes due 2007, with an effective interest rate of 7.33%. The proceeds of the note issuance were used to repay indebtedness under the Company's Unsecured Line of Credit.

     At March 31, 1997, the Company had $885,000 of cash and cash equivalents compared with $2,358,000 at March 31, 1996.

     Net cash provided by operating activities increased to $33,866,000 at March 31, 1997 from $31,526,000 at March 31, 1996, an increase of $2,340,000, or 7.4%. The increase is primarily the result of improved REVPAR which increased 5.2% in the 1997 Three Months compared to the 1996 Three Months.

     Net cash used by investing activities increased by $50,476,000 from March 31,1996 to March 31, 1997, as a result of capital expenditures for the Company's Gold Medal rooms program and expenditures for the Company's new Inn & Suites hotel construction projects.

     Net cash provided by financing activities increased by $47,745,000 to $78,099,000 at March 31, 1997. Net borrowings increased to $85,874,000 for the quarter ended March 31, 1997 compared to $45,376,000 for the quarter ended March 31, 1996. The net increase is primarily the result of borrowings used for capital expenditures related to the Gold Medal rooms program and new Inn & Suites hotel construction. Net cash provided by financing activities also includes $6,582,000 in the 1997 Three Months and $14,447,000, in the 1996 Three Months of cash used for the purchase of treasury stock.

     EBITDA increased to $51,725,000 during the first quarter of 1997, an increase of 14.4% over the first quarter of 1996. EBITDA is defined as earnings before net interest expense, income taxes, depreciation, amortization and asset retirements, provision for premature retirement of assets and partners' equity in earnings. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt.

     In the third quarter of 1995, the Company began its Gold Medal rooms program. The capital requirements of the program are being funded from internally generated cash flows and amounts available on the Company's Unsecured Line of Credit and are not anticipated to have an adverse effect on the Company's ability to fund its operations. At March 31, 1997, the Company had made commitments of approximately $22.3 million for properties currently undergoing construction related to this program.

     Additional capital expenditures planned by La Quinta for the remainder of 1997 focus on the construction of new Inn & Suites hotels. The estimated cost to complete these projects for which commitments have been made is approximately $108.4 million at March 31, 1997.

     Funds on hand, internally generated future cash flows and funds available on the Company's Unsecured Line of Credit are expected to be sufficient to meet capital requirements, as well as operating expenses and debt service requirements through at least the first quarter of 1998. From time to time, the Company will continue to evaluate the necessity of other financing alternatives.

ACCOUNTING PRONOUNCEMENT

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (Statement 128), "Earnings per Share," which is effective for periods ending after December 15, 1997, including interim periods. Statement 128 establishes new standards for computing and presenting earnings per share and applies to all entities with publicly held common stock or potential common stock. The Company will implement the statement in the required period. Adoption of the statement is not expected to have a material effect on the Company's reported earnings per share.

PRIVATE SECURITIES LITIGATION REFORM ACT

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains information that is forward-looking, such as the timing and cost of the inn construction and Gold Medal rooms construction programs, anticipated capital requirements and the results of legal proceedings. Such forward-looking information involves risks and uncertainties that could significantly affect expected results. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, the pricing and availability of construction materials, and changes in the competitive environment in which the Company operates. Further discussions of these and additional factors which may cause expected results to differ from actual results are included in the Company's Current Annual Report on Form 10-K filed with the Securities and Exchange Commission dated February 28, 1997.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT






The Board of Directors
La Quinta Inns, Inc.:

We have reviewed the condensed balance sheet of La Quinta Inns, Inc. as of March 31, 1997, and the related condensed statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. These condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of La Quinta Inns, Inc. as of December 31, 1996 and the related statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1997, except for note 16, which is as of February 26, 1997 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                             KPMG Peat Marwick LLP




San Antonio, Texas
May 13, 1997

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

         15 Letter from KPMG Peat Marwick LLP dated May 14, 1997 filed herewith.

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

                                              LA QUINTA INNS, INC.
                                              (Registrant)


May 14, 1997                                  By:  /S/ William C. Hammett, Jr.
                                              --------------------------------
                                              William C. Hammett, Jr.
                                              Senior Vice President
                                              Chief Financial Officer

May 14, 1997                                  By:  /S/ Irene C. Primera
                                              --------------------------------
                                              Irene C. Primera
                                              Vice President - Controller