Form 10-Q
period 1997-06-30
LA QUINTA INNS INC
filed 1997-08-11
CIK 278243

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

                                       OR

[ ] TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM        TO
                                                ------      -----

                         COMMISSION FILE NUMBER: 1-7790

                              -------------------

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

                              -------------------

Number of shares of Common Stock, $.10 par value, outstanding at June 30, 1997:


                                   77,785,265


===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                              LA QUINTA INNS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                                                  June 30, 1997   December 31, 1996
                                                                                 --------------   -----------------
ASSETS                                                                            (Unaudited)
Current assets:
   Cash and cash equivalents .................................................   $        1,421    $        1,508
   Receivables:
     Trade and other (net of allowance of $229 and $108) .....................           22,431            12,302
     Income taxes ............................................................             --               3,835
   Supplies and prepayments ..................................................           16,140            10,811
   Deferred income taxes .....................................................            9,660             9,277
                                                                                 --------------    --------------

     Total current assets ....................................................           49,652            37,733
                                                                                 --------------    --------------


Notes receivable, excluding current installments
 (net of allowance of $957 and $1,793) .......................................            1,924             3,700
Property and equipment, net ..................................................        1,288,539         1,148,190
Deferred charges and other assets, at cost less applicable amortization ......           10,395            10,177
                                                                                 --------------    --------------

     Total assets ............................................................   $    1,350,510    $    1,199,800
                                                                                 ==============    ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt ....................................   $       11,154    $       33,299
   Accounts payable ..........................................................           47,079            55,088
   Accrued expenses ..........................................................           49,868            53,584
                                                                                 --------------    --------------
     Total current liabilities ...............................................          108,101           141,971
                                                                                 --------------    --------------
Long-term debt, excluding current installments ...............................          797,561           659,369
Deferred income taxes, pension and other .....................................           34,998            29,591
Partners' capital ............................................................            2,603             3,293
Shareholders' equity:
   Common stock ($.10 par value per share; 200,000 and 100,000 shares
     authorized; 84,540 and 84,274 shares issued) ............................            8,454             8,427
   Additional paid-in capital ................................................          243,585           240,453
   Retained earnings .........................................................          228,177           188,610
   Treasury stock, at cost (6,754 and 6,704 shares) ..........................          (72,969)          (71,914)
                                                                                 --------------    --------------

     Total shareholders' equity ..............................................          407,247           365,576
                                                                                 --------------    --------------

     Total liabilities and shareholders' equity ..............................   $    1,350,510    $    1,199,800
                                                                                 ==============    ==============



           See accompanying notes to condensed financial statements.

                              LA QUINTA INNS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)


                                                                         Three months ended        Six months ended
                                                                              June 30                   June 30
                                                                       ----------------------   ----------------------
                                                                          1997        1996         1997        1996
                                                                       ----------  ----------   ----------  ----------
Revenues:
   Inn .............................................................   $  133,660  $  113,727   $  245,042  $  214,561
   Restaurant rental and other .....................................        2,006       2,295        3,977       4,219
                                                                       ----------  ----------   ----------  ----------

      Total revenues ...............................................      135,666     116,022      249,019     218,780
                                                                       ----------  ----------   ----------  ----------

Operating costs and expenses:
   Direct ..........................................................       62,473      54,744      119,819     107,635
   Corporate .......................................................        4,905       4,141        9,187       8,791
   Depreciation, amortization and asset retirements ................       14,786      12,034       28,479      22,759
   Provision for premature retirement of assets ....................         --         2,427         --         9,062
                                                                       ----------  ----------   ----------  ----------
      Total operating costs and expenses ...........................       82,164      73,346      157,485     148,247
                                                                       ----------  ----------   ----------  ----------
      Operating income .............................................       53,502      42,676       91,534      70,533
                                                                       ----------  ----------   ----------  ----------
Other expense:
   Interest, net ...................................................       12,567      10,195       23,940      20,360
   Partners' equity in earnings ....................................          243         485          476         928
                                                                       ----------  ----------   ----------  ----------

      Earnings before income taxes and extraordinary items .........       40,692      31,996       67,118      49,245
Income taxes .......................................................       15,056      11,839       24,834      18,221
                                                                       ----------  ----------   ----------  ----------
      Earnings before extraordinary items ..........................       25,636      20,157       42,284      31,024
 Extraordinary items, net of income taxes ..........................         --          (244)        --          (244)
                                                                       ----------  ----------   ----------  ----------
      Net earnings..................................................   $   25,636  $   19,913   $   42,284  $   30,780
                                                                       ==========  ==========   ==========  ==========
 Earnings per common and common equivalent share:
      Earnings before extraordinary items ..........................   $      .32  $      .25   $      .53  $      .38
      Extraordinary items, net of income taxes .....................         --          --           --          --
                                                                       ----------  ----------   ----------  ----------
      Net earnings..................................................   $      .32  $      .25   $      .53  $      .38
                                                                       ==========  ==========   ==========  ==========
Weighted average number of common and common equivalent
    shares outstanding .............................................       80,612      81,093       80,455      80,876
                                                                       ==========  ==========   ==========  ==========



           See accompanying notes to condensed financial statements.

ITEM I - FINANCIAL STATEMENTS (continued)


                              LA QUINTA INNS, INC.
                  CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                              Common Stock            Treasury Stock         Additional
                                            --------------------- ------------------------    Paid-In       Retained
                                             Shares      Amount     Shares        Amount      Capital       Earnings       Total
                                            --------   ---------- ----------    ----------   ----------    ----------    ----------
Balances at December 31, 1995 ..............  54,883   $    5,488     (2,849)   $  (29,741)  $  222,221    $  133,745    $  331,713
  Effect of stock split at July 15, 1996 ...  27,678        2,768     (1,735)         --         (2,768)         --            --
  Stock options ............................   1,713          171         (3)          (79)      21,000          --          21,092
  Purchase of treasury stock ...............    --           --       (2,117)      (42,094)        --            --         (42,094)
  Dividends paid ...........................    --           --         --            --           --          (5,330)       (5,330)
  Net earnings .............................    --           --         --            --           --          60,195        60,195
                                            --------   ---------- ----------    ----------   ----------    ----------    ----------

Balances at December 31, 1996 ..............  84,274        8,427     (6,704)      (71,914)     240,453       188,610       365,576
  Stock options ............................     266           27         (4)          (98)       3,132          --           3,061
  Purchase of treasury stock ...............    --           --          (46)         (957)        --            --            (957)
  Dividends paid ...........................    --           --         --            --           --          (2,717)       (2,717)
  Net earnings .............................    --           --         --            --           --          42,284        42,284
                                            --------   ---------- ----------    ----------   ----------    ----------    ----------

Balances at June 30, 1997, unaudited .......  84,540   $    8,454     (6,754)   $  (72,969)  $  243,585    $  228,177    $  407,247
                                            ========   ========== ==========    ==========   ==========    ==========    ==========

           See accompanying notes to condensed financial statements.

                              LA QUINTA INNS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                                              Six months ended
                                                                                 June 30
                                                                        ----------------------------
                                                                             1997            1996
                                                                        ------------    ------------
Cash flows from operating activities:
   Net earnings .....................................................   $     42,284    $     30,780
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Non-cash items:
           Depreciation, amortization and asset retirements .........         28,479          22,759
           Provision for premature retirement of assets .............           --             9,062
           Partners' equity in earnings .............................            476             928
      Changes in operating assets and liabilities:
         Receivables ................................................         (9,284)         (3,611)
         Income taxes ...............................................         13,168           5,596
         Supplies and prepayments ...................................         (5,975)         (1,711)
         Accounts payable and accrued expenses ......................          3,122           4,602
         Deferred charges and other assets ..........................            (98)            753
         Deferred credits and other .................................          5,407             229
                                                                        ------------    ------------
             Net cash provided by operating activities ..............         77,579          69,387
                                                                        ------------    ------------

Cash flows from investing activities:
   Construction, purchase and conversion of inns ....................       (100,114)        (57,942)
   Other capital expenditures .......................................        (84,377)        (69,434)
   Proceeds from property transactions ..............................          4,830             186
   Purchase of partners' equity interests ...........................            (81)         (8,578)
   Other ............................................................            931              38
                                                                        ------------    ------------
             Net cash used by investing activities ..................       (178,811)       (135,730)
                                                                        ------------    ------------

Cash flows from financing activities:
   Proceeds from line of credit and long-term borrowings ............        613,073         363,783
   Principal payments on line of credit and long-term borrowings ....       (502,723)       (284,887)
   Capital distributions to partners ................................           (402)           (710)
   Dividends to shareholders ........................................         (2,717)         (2,584)
   Purchase of treasury stock .......................................         (7,371)        (14,447)
   Net proceeds from stock transactions .............................          1,285           4,807
                                                                        ------------    ------------
             Net cash provided by financing activities ..............        101,145          65,962
                                                                        ------------    ------------
Decrease in cash and cash equivalents ...............................            (87)           (381)
Cash and cash equivalents at beginning of period ....................          1,508           2,590
                                                                        ------------    ------------
Cash and cash equivalents at end of period ..........................   $      1,421    $      2,209
                                                                        ============    ============
Supplemental disclosure of cash flow information:
Interest paid .......................................................   $     26,995    $     20,344
Income tax paid .....................................................          8,536          13,538
Income tax refunds ..................................................          2,567               5
Supplemental schedule of non-cash investing and financing activities:
Note issued in purchase of partners' equity interest ................   $      2,500    $      2,510
Tax benefit from stock options exercised ............................          1,776           3,871
Accrual for purchase of treasury stock ..............................            168            --
Effect of stock split ...............................................           --             2,768



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

(2)      Property and Equipment

         At June 30, 1997 and December 31, 1996, property and equipment consisted of the following:

                                                        (in thousands)
                                                 June 30, 1997  December 31, 1996
                                                 ------------   -----------------
                                                 (Unaudited)
Buildings ....................................   $  1,093,099   $    988,711
Furniture, fixtures and equipment ............        179,797        148,691
Land and leasehold improvements ..............        197,168        183,207
Construction in progress .....................        128,487        120,286
                                                 ------------   ------------

  Total property and equipment ...............      1,598,551      1,440,895
Less accumulated depreciation and amortization        310,012        292,705
                                                 ------------   ------------

  Net property and equipment .................   $  1,288,539   $  1,148,190
                                                 ============   ============


(3)      Earnings per Common and Common Equivalent Share

         Fully diluted earnings per share is not materially different than primary earnings per share.

(4)      Accounts Payable and Accrued Expenses

         At June 30, 1997 and December 31, 1996, accounts payable and accrued expenses consisted of the following:


                                                   (in thousands)
                                          June 30, 1997    December 31, 1996
                                          -------------    -----------------
                                            (Unaudited)
Accounts payable:
    Construction .......................   $       16,968   $       30,920
    Trade ..............................           16,625           16,125
    Income taxes .......................            7,940             --
    Other ..............................            5,546            8,043
                                           --------------   --------------

                                           $       47,079   $       55,088
                                           ==============   ==============


Accrued expenses:
    Payroll and employee benefits ......   $       26,804   $       25,570
    Property taxes .....................           10,160           10,607
    Interest ...........................            9,605            8,241
    Other ..............................            3,131            2,584
    Treasury stock purchase ............              168            6,582
                                           --------------   --------------
                                           $       49,868   $       53,584
                                           ==============   ==============

(5)      Long-Term Debt

         On February 7, 1997, the Company completed negotiations to amend and restate its existing credit facilities. The amended credit facility provides the Company with a $325,000,000 Unsecured Line of Credit with a consortium of banks which will mature in February 2002. The Unsecured Line of Credit bears interest at the prime rate or LIBOR, adjusted for an applicable margin, as defined in the related credit agreement. The applicable margin is determined quarterly based upon predetermined levels of indebtedness to cash flow or ratings received by specified credit rating agencies, as defined in the related credit agreement. The Unsecured Line of Credit requires a facility fee of 18.75 basis points on the average amount of the commitment.

         On February 24, 1997, the Company issued $50,000,000 in 7.27% Medium-Term Notes due 2007, with an effective interest rate of 7.33%. The proceeds of the note issuance were used to repay indebtedness under the Company's Unsecured Line of Credit.

(6)      Provision for Premature Retirement of Assets

         The Company launched its Gold Medal(TM) rooms program during the third quarter of 1995 and completed the program during the second quarter of 1997. During this program, the Company replaced certain furniture and fixtures before the end of their normal useful life and therefore made an adjustment to reflect shorter remaining lives. As a result, the Company recorded a non-cash provision for premature retirement of assets of approximately $2.4 million as a separate line item entitled provision for premature retirement of assets on the Statement of Operations for the second quarter of 1996 and approximately $9.1 million during the six months ended June 30, 1996.

(7)      Contingencies

         The Company is party to various lawsuits and claims generally incidental to its business. The ultimate disposition of these lawsuits and claims is not expected to have a material adverse effect on the Company's financial position or results of operations.

(8)      Subsequent Event

         On July 18, 1997, the Company issued $50,000,000 in 7.33% Medium-Term Notes due 2008, with an effective interest rate of 7.39%. The proceeds of the note issuance will be used to repay indebtedness under the Company's Unsecured Line of Credit.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion and analysis addresses the results of operations for the three month periods ended June 30, 1997 (the "1997 Three Months") and June 30, 1996 (the "1996 Three Months") and the six month periods ended June 30, 1997 (the "1997 Six Months") and June 30, 1996 (the "1996 Six Months").

         The Company's financial statements include the accounts of the Company's wholly-owned subsidiaries and unincorporated partnerships and joint ventures in which the Company has at least a 50% interest, and over which it exercises substantial legal, financial and operational control.

         The Company's growth program is based primarily on the construction of new Inn & Suites hotels. During the 1997 Six Months, the Company opened 12 new Inn & Suites hotels. The Company anticipates having a total of 36 new Inn & Suites hotels open by the end of December 1997, including the 11 which were opened during 1996. At June 30, 1997, the Company owned and operated 235 inns and 23 Inn & Suites hotels with a combined total of over 33,000 rooms.

         During 1995, the Company launched its Gold Medal(TM) rooms program designed to strengthen the Company's ability to gain additional market share and pricing advantage relative to its competitors. The program improved the quality, functionality and value of guest rooms by enhancing the decor package, including fresh, new colors, rich wood furniture, contemporary bathrooms, built-in closets, oversized desks, 25 inch televisions and new draperies and bedspreads. Service enhancements included movies-on-demand, interactive video games from Nintendo, dataport telephones for computer connections and greatly expanded free television channel choices. The program required 20-30 rooms at a time to be taken out of available supply at an inn during the typical 10-12 week construction period. The Company did not adjust its available rooms or occupancy percentage for rooms unavailable due to construction as a result of this program. The Company completed the program during the second quarter of 1997.

         During January 1997, the Company acquired the limited partners' interest in one of its combined unincorporated partnerships, which owned one inn. As a result, the Company has two remaining unincorporated partnerships and joint ventures, each owning one inn.

THE 1997 THREE MONTHS COMPARED TO THE 1996 THREE MONTHS

         TOTAL REVENUES increased to $135,666,000 in the 1997 Three Months from $116,022,000 in the 1996 Three Months, an increase of $19,644,000, or 16.9%. Of the total revenues reported in the 1997 Three Months, 98.5% were revenues from inns and 1.5% were revenues from restaurant rentals and other revenues.

         INN REVENUES are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, vending and movie commissions, banquet revenues and laundry services. Inn revenues improved to $133,660,000 in the 1997 Three Months from $113,727,000 in the 1996 Three Months, an increase of $19,933,000, or 17.5%. The improvement in inn revenues reflects an increase in the average daily room rate ("ADR") and occupancy percentage, along with the revenues associated with the opening of new Inn & Suites hotels. ADR increased to $57.23 in the 1997 Three Months from $53.57 in the 1996 Three Months, an increase of $3.66, or 6.8%. Occupancy percentage increased to 74.5% in the 1997 Three Months from 73.5% in the 1996 Three Months. The increase in ADR and occupancy percentage primarily resulted from the favorable impact of the Gold Medal rooms program which was completed during the second quarter of 1997.

         RESTAURANT RENTAL AND OTHER REVENUES primarily include rental payments from restaurant buildings owned by La Quinta and leased to and operated by third parties. Restaurant rental and other revenues decreased to $2,006,000 in the 1997 Three Months from $2,295,000 in the 1996 Three Months, a decrease of $289,000.

         DIRECT EXPENSES include costs directly associated with the operation of inns. In the 1997 Three Months approximately 40.2% of direct expenses were represented by salaries, wages and related costs. Other major categories of direct expenses include utilities, property taxes, repairs and maintenance, credit card commissions and room supplies. Direct expenses increased to $62,473,000 in the 1997 Three Months from $54,744,000 in the 1996 Three Months, an increase of $7,729,000, or 14.1%. The increase in direct expenses period over period is primarily attributable to growth in the number of inns. As a percentage of total revenues, direct expenses decreased to 46.0% in the 1997 Three Months from 47.2% in the 1996 Three Months.

         CORPORATE EXPENSES include the costs of general management, office rent, training and field supervision of inn managers and other marketing and administrative expenses. Corporate expenses increased to $4,905,000 in the 1997 Three Months from $4,141,000 in the 1996 Three Months.

         DEPRECIATION, AMORTIZATION AND ASSET RETIREMENTS increased to $14,786,000 in the 1997 Three Months from $12,034,000 in the 1996 Three Months, an increase of $2,752,000, or 22.9%. This increase is primarily attributable to the opening of new Inn & Suites hotels and increased depreciation for inns due to the completion of the Gold Medal rooms program.

         A PROVISION FOR PREMATURE RETIREMENT OF ASSETS totaling $2,427,000 was recorded during the 1996 Three Months. This non-cash charge is directly attributable to the Company's Gold Medal rooms program. During the program, the Company replaced certain furniture and fixtures before the end of their normal useful lives and therefore made adjustments to reflect shorter remaining lives.

         As a result of the above, OPERATING INCOME increased to $53,502,000 in the 1997 Three Months from $42,676,000 in the 1996 Three Months, an increase of $10,826,000, or 25.4%.

         INTEREST, NET increased to $12,567,000 in the 1997 Three Months compared to $10,195,000 in the 1996 Three Months, an increase of $2,372,000, or 23.3%. The increase in interest, net is primarily attributable to an increase in long-term borrowings and is partially offset by an increase in capitalized interest. Interest, net reflects a reduction in interest expense for capitalized interest of $1,913,000 in the 1997 Three Months compared to $1,412,000 in the 1996 Three Months. The increase in capitalized interest period over period is primarily due to the construction of new Inn & Suites hotels.

         PARTNERS' EQUITY IN EARNINGS reflects the interest of partners in the earnings of the combined unincorporated partnerships and joint ventures which are owned at least 50% and controlled by the Company. Partners' equity in earnings decreased to $243,000 in the 1997 Three Months from $485,000 in the 1996 Three Months, a decrease of $242,000. The decrease reflects the Company's acquisition of the limited partners' interest in five of its combined unincorporated partnerships and joint ventures since March 1996.

         INCOME TAXES for the 1997 and 1996 Three Months were calculated using an effective income tax rate of 37.0%.

         EXTRAORDINARY ITEMS, NET OF TAX, of ($244,000) were recorded during the 1996 Three Months and resulted primarily from prepayment fees related to the early extinguishment of approximately $9,336,000 of long-term mortgage debt and industrial development revenue bonds.

         For the reasons discussed above, NET EARNINGS increased to $25,636,000 in the 1997 Three Months from $19,913,000 in the 1996 Three Months, an increase of $5,723,000, or 28.7%.

THE 1997 SIX MONTHS COMPARED TO THE 1996 SIX MONTHS

         TOTAL REVENUES increased to $249,019,000 in the 1997 Six Months from $218,780,000 in the 1996 Six Months, an increase of $30,239,000, or 13.8%. Of the total revenues reported in the 1997 Six Months, 98.4% were revenues from inns and 1.6% were revenues from restaurant rentals and other revenues.

         INN REVENUES improved to $245,042,000 in the 1997 Six Months from $214,561,000 in the 1996 Six Months, an increase of $30,481,000, or 14.2%. The improvement in inn revenues reflects an increase in ADR, along with the revenues associated with the opening of new Inn & Suites hotels. ADR increased to $56.97 in the 1997 Six Months from $53.49 in the 1996 Six Months, an increase of $3.48, or 6.5%. Occupancy percentage increased to 70.0% in the 1997 Six Months from 69.8% in the 1996 Six Months. The increase in ADR and occupancy percentage primarily resulted from the favorable impact of the Gold Medal rooms program which was completed during the second quarter of 1997.

         RESTAURANT RENTAL AND OTHER REVENUES decreased to $3,977,000 in the 1997 Six Months from $4,219,000 in the 1996 Six Months, a decrease of $242,000.

         DIRECT EXPENSES increased to $119,819,000 in the 1997 Six Months from $107,635,000 in the 1996 Six Months. The increase in direct expenses period over period is primarily attributable to growth in the number of inns. As a percentage of total revenues, direct expenses decreased to 48.1% in the 1997 Six Months from 49.2% in the 1996 Six Months.

         CORPORATE EXPENSES increased to $9,187,000 in the 1997 Six Months from $8,791,000 in the 1996 Six Months.

         DEPRECIATION, AMORTIZATION AND ASSET RETIREMENTS increased to $28,479,000 in the 1997 Six Months from $22,759,000 in the 1996 Six Months, an increase of $5,720,000, or 25.1%. This increase is primarily attributable to the opening of new Inn & Suites hotels and increased depreciation for inns due to the completion of the Gold Medal rooms program.

         A PROVISION FOR PREMATURE RETIREMENT OF ASSETS totaling $9,062,000 was recorded during the 1996 Six Months. This non-cash charge is directly attributable to the Company's Gold Medal rooms program. During the program, the Company replaced certain furniture and fixtures before the end of their normal useful lives and therefore made adjustments to reflect shorter remaining lives.

         As a result of the above, OPERATING INCOME increased to $91,534,000 in the 1997 Six Months from $70,533,000 in the 1996 Six Months, an increase of $21,001,000, or 29.8%.

         INTEREST, NET increased to $23,940,000 in the 1997 Six Months compared to $20,360,000 in the 1996 Six Months, an increase of $3,580,000, or 17.6%.
Interest, net reflects a reduction in interest expense for capitalized interest of $4,033,000 in the 1997 Six Months compared to $2,227,000 in the 1996 Six Months. The increase in capitalized interest period over period is primarily due to the construction of new Inn & Suites hotels.

         PARTNERS' EQUITY IN EARNINGS decreased to $476,000 in the 1997 Six Months from $928,000 in the 1996 Six Months, a decrease of $452,000. The decrease reflects the Company's acquisition of the limited partners' interest in five of its combined unincorporated partnerships and joint ventures since March 1996.

         INCOME TAXES for the 1997 and 1996 Six Months were calculated using an effective income tax rate of 37.0%.

         EXTRAORDINARY ITEMS, NET OF TAX, of ($244,000) were recorded during the 1996 Six Months and resulted primarily from prepayment fees related to the early extinguishment of approximately $9,336,000 of long-term mortgage debt and industrial development revenue bonds.

         For the reasons discussed above, NET EARNINGS increased to $42,284,000 in the 1997 Six Months from $30,780,000 in the 1996 Six Months, an increase of $11,504,000, or 37.4%.

ANALYSIS OF CASH FLOWS

         On February 7, 1997, the Company completed negotiations to amend and restate its existing credit facilities. The amended credit facility provides the Company with a $325,000,000 Unsecured Line of Credit with a consortium of banks which will mature in February 2002. At June 30, 1997, the Company had $36,311,000 available on its Unsecured Line of Credit, net of $7,489,000 of letters of credit collateralizing its insurance programs and certain mortgages. The Unsecured Line of Credit bears interest at the prime rate or LIBOR, adjusted for an applicable margin, as defined in the related credit agreement. The applicable margin is determined quarterly based upon predetermined levels of indebtedness to cash flow or credit ratings received by specified credit rating agencies, as defined in the related credit agreement. At June 30, 1997, borrowings under the Unsecured Line of Credit bear interest at LIBOR plus 33.75 basis points on $280,000,000 of outstanding borrowings and the prime rate less 50 basis points on $1,200,000 of outstanding borrowings. The Unsecured Line of Credit requires a facility fee of 18.75 basis points on the average amount of the commitment.

         On February 24, 1997, the Company issued $50,000,000 in 7.27% Medium-Term Notes due 2007, with an effective interest rate of 7.33%. The proceeds of the note issuance were used to repay indebtedness under the Company's Unsecured Line of Credit.

         On July 18, 1997, the Company issued $50,000,000 in 7.33% Medium-Term Notes due 2008, with an effective interest rate of 7.39%. The proceeds of the note issuance will be used to repay indebtedness under the Company's Unsecured Line of Credit.

         At June 30, 1997, the Company had $1,421,000 of cash and cash equivalents compared with $2,209,000 at June 30, 1996.

         Net cash provided by operating activities increased by $8,192,000, or 11.8%, to $77,579,000 at June 30, 1997 from $69,387,000 at June 30, 1996. This increase is primarily the result of a $30,239,000 increase in revenues, which is due in large part to the addition of 23 Inn & Suites hotels, as well as a 140 basis point improvement in EBITDA margin.

         Net cash used by investing activities increased by $43,081,000 from June 30, 1996 to June 30, 1997, primarily as a result of capital expenditures for the Company's new Inn & Suites hotel construction projects and expenditures for the Gold Medal rooms program. Net cash used by investing activities for the 1996 Six Months also includes $8,578,000 of cash used in the purchase of partners' equity interests.

         Net cash provided by financing activities increased by $35,183,000 to $101,145,000 at June 30, 1997. Net borrowings increased to $110,350,000 for the 1997 Six Months compared to $78,896,000 for the 1996 Six Months. The net increase is primarily the result of borrowings used for the new Inn & Suites hotel construction projects and the Gold Medal rooms program. Net cash provided by financing activities also includes $7,371,000 in the 1997 Six Months and $14,447,000 in the 1996 Six Months used for the purchase of treasury stock.

        EBITDA increased to $120,013,000 during the 1997 Six Months, an increase of 17.3% over the 1996 Six Months. EBITDA is defined as earnings before net interest expense, income taxes, depreciation, amortization and asset retirements, provision for premature retirement of assets, partners' equity in earnings and extraordinary items. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt.

         Capital expenditures planned by La Quinta for the remainder of 1997 and 1998 focus on the construction of new Inn & Suites hotels. The capital requirements of the program are being funded from internally generated cash flows and amounts available on the Company's Unsecured Line of Credit and are not anticipated to have an adverse effect on the Company's ability to fund its operations. The estimated cost to complete these projects for which commitments had been made and construction had commenced at June 30, 1997 was approximately $119.3 million.

         Funds on hand, internally generated future cash flows and funds available on the Company's Unsecured Line of Credit are expected to be sufficient to meet capital requirements, as well as operating expenses and debt service requirements through at least the second quarter of 1998. From time to time, the Company will continue to evaluate the necessity of other financing alternatives.

ACCOUNTING PRONOUNCEMENT

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (Statement 128), "Earnings per Share", which is effective for periods ending after December 15, 1997, including interim periods. Statement 128 establishes new standards for computing and presenting earnings per share and applies to all entities with publicly held common stock or potential common stock. The Company will implement the statement in the required period. Adoption of the statement is not expected to have a material adverse effect on the Company's reported earnings per share.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (Statement 130), "Reporting Comprehensive Income", which is effective for periods beginning after December 15, 1997, including interim periods. Statement 130 established new standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company will implement the statement in the required period. Adoption of the statement is not expected to have a material adverse effect on the Company's financial position or results of operations.

PRIVATE SECURITIES LITIGATION REFORM ACT

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains information that is forward-looking, such as the timing and cost of the new Inn & Suites hotel construction projects, anticipated capital requirements and the results of legal proceedings. Such forward-looking information involves risks and uncertainties that could significantly affect expected results. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, the pricing and availability of construction materials, changes in the competitive environment in which the Company operates and the outcome of pending legal proceedings. Further discussion of these and additional factors which may cause expected results to differ from actual results are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission dated February 28, 1997.

                     Independent Accountants' Review Report




The Board of Directors
La Quinta Inns, Inc.:

We have reviewed the condensed balance sheet of La Quinta Inns, Inc. as of June 30, 1997, and the related condensed statements of operations for the three-month and six-month periods ended June 30, 1997 and 1996, shareholders' equity for the six-month period ended June 30, 1997 and cash flows for the six-month periods ended June 30, 1997 and 1996. These condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of La Quinta Inns, Inc. as of December 31, 1996 and the related statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1997, except for note 16, which is as of February 26, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996 and accompanying condensed statement of shareholders' equity for the year then ended, are fairly stated, in all material respects, in relation to the respective financial statements from which they have been derived.



                                        KPMG Peat Marwick LLP




San Antonio, Texas
August 1, 1997

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual Shareholders' Meeting on May 22, 1997, the Company submitted to a vote and its shareholders approved the following items:

a)   Election of Directors to serve the Company until the 1998 Shareholders'
     Meeting


                                           NUMBER OF VOTES
                                           ---------------

         Name of Nominee                For              Withheld
         ---------------                ---              --------
     William H. Cunningham          69,444,720            122,410
     Gary L. Mead                   69,448,511            118,619
     William J. Razzouk             69,364,752            202,378
     Peter Sterling                 69,448,511            118,619
     Kenneth Stevens                69,446,613            120,517
     Thomas M. Taylor               69,440,074            127,056

b)   Amendment to the 1984 Stock Option Plan

     Amendments to the 1984 Stock Option Plan that would: (1) set the limit on the number of shares subject to options which may be granted to any individual employee in any one year at 525,000 shares, and (2) automatically increase the number of shares for which stock options may be granted annually to individual employees to reflect adjustments for future stock splits effected in the form of stock dividends or otherwise by a vote of 68,377,346 "For", 1,084,642 "Against", 105,141 "Abstain" and 1
     "Non-Voting".

c)   Amendment to Articles of Incorporation

     Amendment to the Articles of Incorporation to increase the authorized common stock shares from 100 million shares to 200 million shares by a vote of 65,425,790 "For", 4,002,481 "Against", 138,858 "Abstain" and 1
     "Non-Voting".

d)   Proposal to Adopt the 1997 Equity Participation Plan

     The adoption of the 1997 Equity Participation Plan that would replace and terminate the Amended and Restated 1984 Stock Option Plan and continue to provide stock-based incentive compensation to certain employees, consultants and directors by a vote of 50,210,459 "For", 14,394,298 "Against", 174,556 "Abstain" and 4,787,817 "Non-Voting".

e)   Approval of Independent Public Accountants

     The appointment of KPMG Peat Marwick LLP as the Company's Independent Public Accountants by a vote of 69,486,586 "For", 13,371 "Against" and 67,173 "Abstain".

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)        EXHIBITS

           A list of all exhibits filed or included as part of this Quarterly Report on Form 10-Q is as follows:

Exhibit      Description
-------      -----------

3(a) Restated Articles of Incorporation of La Quinta Inns, Inc. dated as of May 23, 1997, previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 and incorporated herein by reference.

10(a)* First Amendment to La Quinta Inns, Inc. Amended and Restated 1984 Stock Option Plan filed herewith.

10(b)* Second Amendment to La Quinta Inns, Inc. Amended and Restated 1984 Stock Option Plan filed herewith.

10(c)* Third Amendment to La Quinta Inns, Inc. Amended and Restated 1984 Stock Option Plan filed herewith.

10(d)* The 1997 Equity Participation Plan of La Quinta Inns, Inc. filed herewith.

10(e)* First Amendment to The 1997 Equity Participation Plan of La Quinta Inns, Inc. filed herewith.

10(f)* Second Amendment to The 1997 Equity Participation Plan of La Quinta Inns, Inc. filed herewith.

12           Computation of Ratio of Earnings to Fixed Charges filed herewith.

15 Letter from KPMG Peat Marwick LLP dated August 1, 1997 filed herewith.

27           Financial Data Schedule filed herewith.

---------------------------------

*  Indicates management compensation agreement.

(b)  REPORTS ON FORM 8-K

     No Current Reports on Form 8-K have been filed during the period for which this Quarterly Report on Form 10-Q is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LA QUINTA INNS, INC.
                                          (Registrant)


August 11, 1997                           By:  /s/ William C. Hammett, Jr.
                                               --------------------------------
                                                   William C. Hammett, Jr.
                                                   Senior Vice President
                                                   Chief Financial Officer


August 11, 1997                           By:  /s/ Irene C. Primera
                                               --------------------------------
                                                   Irene C. Primera
                                                   Vice President - Controller

                               INDEX TO EXHIBITS

Exhibit      Description
-------      -----------

3(a) Restated Articles of Incorporation of La Quinta Inns, Inc. dated as of May 23, 1997, previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 and incorporated herein by reference.

10(a)* First Amendment to La Quinta Inns, Inc. Amended and Restated 1984 Stock Option Plan filed herewith.

10(b)* Second Amendment to La Quinta Inns, Inc. Amended and Restated 1984 Stock Option Plan filed herewith.

10(c)* Third Amendment to La Quinta Inns, Inc. Amended and Restated 1984 Stock Option Plan filed herewith.

10(d)* The 1997 Equity Participation Plan of La Quinta Inns, Inc. filed herewith.

10(e)* First Amendment to The 1997 Equity Participation Plan of La Quinta Inns, Inc. filed herewith.

10(f)* Second Amendment to The 1997 Equity Participation Plan of La Quinta Inns, Inc. filed herewith.

12           Computation of Ratio of Earnings to Fixed Charges filed herewith.

15 Letter from KPMG Peat Marwick LLP dated August 1, 1997 filed herewith.

27           Financial Data Schedule filed herewith.

---------------------------------

*  Indicates management compensation agreement.