Form 10-Q
period 1997-09-30
LA QUINTA INNS INC
filed 1997-11-12
CIK 278243

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

                                       OR

[ ] TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM      TO
                                                      ------   ------

                         COMMISSION FILE NUMBER: 1-7790

                             ---------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                             ---------------------

                Number of shares of Common Stock, $.10 par value,
                       outstanding at September 30, 1997:

                                   77,211,258

                            ---------------------

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                              LA QUINTA INNS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                           September 30, 1997      December 31, 1996
                                                                           ------------------      -----------------
ASSETS                                                                        (Unaudited)
Current assets:
   Cash and cash equivalents .............................................   $     1,317             $     1,508
   Receivables:
     Trade (net of allowance of $77 and $108) ............................        15,108                  10,689
     Other (net of allowance of $952 in 1997) ............................         5,419                   1,613
     Income taxes ........................................................            --                   3,835
   Supplies and prepayments ..............................................        15,423                  10,811
   Deferred income taxes .................................................         9,210                   9,277
                                                                             -----------             -----------
     Total current assets ................................................        46,477                  37,733
                                                                             -----------             -----------
Notes receivable, excluding current installments
(net of allowance of $1,793 in 1996) .....................................           865                   3,700

Property and equipment, net ..............................................     1,349,035               1,148,190
Deferred charges and other assets, at cost less applicable amortization ..        10,176                  10,177
                                                                             -----------             -----------
     Total assets ........................................................   $ 1,406,553             $ 1,199,800
                                                                             ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt ................................   $    10,822             $    33,299
   Accounts payable ......................................................        46,060                  55,088
   Accrued expenses ......................................................        47,878                  53,584
                                                                             -----------             -----------
     Total current liabilities ...........................................       104,760                 141,971
                                                                             -----------             -----------
Long-term debt, excluding current installments ...........................       842,872                 659,369
Deferred income taxes, pension and other .................................        36,615                  29,591
Partners' capital ........................................................         2,618                   3,293
Shareholders' equity:
   Common stock ($.10 par value per share; 200,000 and 100,000 shares
     authorized; 84,920 and 84,274 shares issued) ........................         8,492                   8,427
   Additional paid-in capital ............................................       247,646                 240,453
   Retained earnings .....................................................       255,708                 188,610
   Treasury stock, at cost (7,709 and 6,704 shares) ......................       (92,158)                (71,914)
                                                                             -----------             -----------
     Total shareholders' equity ..........................................       419,688                 365,576
                                                                             -----------             -----------
     Total liabilities and shareholders' equity ..........................   $ 1,406,553             $ 1,199,800
                                                                             ===========             ===========



           See accompanying notes to condensed financial statements.

                              LA QUINTA INNS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                  Three months ended         Nine months ended
                                                                     September 30              September 30
                                                                 ---------------------     ---------------------
                                                                  1997         1996         1997         1996
                                                                 --------    ---------     --------    ---------
Revenues:
   Inn ......................................................   $ 135,909    $ 119,907    $ 380,951    $ 334,468
   Restaurant rental and other ..............................       1,989        1,995        5,966        6,214
                                                                ---------    ---------    ---------    ---------
      Total revenues ........................................     137,898      121,902      386,917      340,682
                                                                ---------    ---------    ---------    ---------

Operating costs and expenses:
   Direct ...................................................      66,250       57,853      186,069      165,488
   Corporate ................................................       4,451        4,722       13,638       13,513
   Depreciation, amortization and asset retirements .........      17,195       12,390       45,674       35,149
   Provision for premature retirement of assets .............          --        3,141           --       12,203
                                                                ---------    ---------    ---------    ---------
      Total operating costs and expenses ....................      87,896       78,106      245,381      226,353
                                                                ---------    ---------    ---------    ---------
      Operating income ......................................      50,002       43,796      141,536      114,329
                                                                ---------    ---------    ---------    ---------
Other (income) expense:
   Interest, net ............................................      12,494       10,685       36,434       31,045
   Partners' equity in earnings .............................         194          336          670        1,264
   Gain on property transactions ............................      (8,585)          --       (8,585)          --
                                                                ---------    ---------    ---------    ---------

      Earnings before income taxes and extraordinary items...      45,899       32,775      113,017       82,020
Income taxes ................................................      16,982       12,126       41,816       30,347
                                                                ---------    ---------    ---------    ---------
      Earnings before extraordinary items ...................      28,917       20,649       71,201       51,673
 Extraordinary items, net of income taxes ...................         (38)        (165)         (38)        (409)
                                                                ---------    ---------    ---------    ---------
      Net earnings ..........................................   $  28,879    $  20,484    $  71,163    $  51,264
                                                                =========    =========    =========    =========
 Earnings per common and common equivalent share:
      Earnings before extraordinary items ...................   $     .36    $     .25    $     .89    $     .64
      Extraordinary items, net of income taxes ..............          --           --           --         (.01)
                                                                ---------    ---------    ---------    ---------
      Net earnings ..........................................   $     .36    $     .25    $     .89    $     .63
                                                                =========    =========    =========    =========
Weighted average number of common and common equivalent
    shares outstanding ......................................      80,028       81,083       80,312       80,945
                                                                =========    =========    =========    =========




          See accompanying notes to condensed financial statements.

ITEM I - FINANCIAL STATEMENTS (continued)


                              LA QUINTA INNS, INC.
                  CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                                           Additional
                                                Common Stock          Treasury Stock         Paid-In      Retained
                                             Shares      Amount     Shares      Amount       Capital      Earnings       Total
                                           ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balances at December 31, 1995 .............   54,883   $   5,488      (2,849)   ($ 29,741)   $ 222,221    $ 133,745    $ 331,713
  Effect of stock split at July 15, 1996 ..   27,678       2,768      (1,735)          --       (2,768)          --           --
  Stock options ...........................    1,713         171          (3)         (79)      21,000           --       21,092
  Purchase of treasury stock ..............       --          --      (2,117)     (42,094)          --           --      (42,094)
  Dividends paid ..........................       --          --          --           --           --       (5,330)      (5,330)
  Net earnings ............................       --          --          --           --           --       60,195       60,195
                                           ---------   ---------   ---------    ---------    ---------    ---------    ---------

Balances at December 31, 1996 .............   84,274       8,427      (6,704)     (71,914)     240,453      188,610      365,576
  Stock options ...........................      646          65          (9)        (198)       7,193           --        7,060
  Purchase of treasury stock ..............       --          --        (996)     (20,046)          --           --      (20,046)
  Dividends paid ..........................       --          --          --           --           --       (4,065)      (4,065)
  Net earnings ............................       --          --          --           --           --       71,163       71,163
                                           ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balances at September 30, 1997,
 unaudited ................................   84,920   $   8,492      (7,709)   ($ 92,158)   $ 247,646    $ 255,708    $ 419,688
                                           =========   =========   =========    =========    =========    =========    =========







          See accompanying notes to condensed financial statements.

                              LA QUINTA INNS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                                   Nine months ended
                                                                                     September 30
                                                                                ----------------------

                                                                                  1997         1996
                                                                                ---------    ---------
Cash flows from operating activities:
   Net earnings .............................................................   $  71,163    $  51,264
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Non-cash items:
           Depreciation, amortization and asset retirements .................      45,674       35,149
           Provision for premature retirement of assets .....................          --       12,203
           Gain on property transactions ....................................      (8,585)          --
           Partners' equity in earnings .....................................         670        1,264
      Changes in operating assets and liabilities:
         Receivables ........................................................      (4,901)      (2,156)
         Income taxes .......................................................      13,985        6,879
         Supplies and prepayments ...........................................      (5,564)        (321)
         Accounts payable and accrued expenses ..............................         874        5,152
         Deferred charges and other assets ..................................         (52)       1,453
         Deferred credits and other .........................................       7,024        1,520
                                                                                ---------    ---------
             Net cash provided by operating activities ......................     120,288      112,407
                                                                                ---------    ---------
Cash flows from investing activities:
   Construction, purchase and conversion of inns ............................    (175,352)    (100,752)
   Other capital expenditures ...............................................     (97,092)     (90,768)
   Proceeds from property transactions ......................................      20,657          182
   Purchase of partners' equity interests ...................................         (81)      (8,578)
   Other ....................................................................         916          159
                                                                                ---------    ---------
             Net cash used by investing activities ..........................    (250,952)    (199,757)
                                                                                ---------    ---------
 Cash flows from financing activities:
   Proceeds from line of credit and long-term borrowings ....................     829,178      464,977
   Principal payments on line of credit and long-term borrowings ............    (670,354)    (359,783)
   Capital distributions to partners ........................................        (581)        (950)
   Dividends to shareholders ................................................      (4,065)      (3,959)
   Purchase of treasury stock ...............................................     (26,628)     (23,406)
   Net proceeds from stock transactions .....................................       2,923        8,968
                                                                                ---------    ---------
             Net cash provided by financing activities ......................     130,473       85,847
                                                                                ---------    ---------
Decrease in cash and cash equivalents .......................................        (191)      (1,503)
Cash and cash equivalents at beginning of period ............................       1,508        2,590
                                                                                ---------    ---------
Cash and cash equivalents at end of period ..................................   $   1,317    $   1,087
                                                                                =========    =========
Supplemental disclosure of cash flow information:
Interest paid ...............................................................   $  43,861    $  33,077
Income tax paid .............................................................      22,803       20,865
Income tax refunds ..........................................................       2,572            5
Supplemental schedule of non-cash investing and financing activities:
Tax benefit from stock options exercised ....................................   $   4,137    $   8,885
Note issued in purchase of partners' equity interest ........................       2,500        2,510
Effect of stock split .......................................................          --        2,768


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

(2)      Property and Equipment

         At September 30, 1997 and December 31, 1996, property and equipment consisted of the following:

                                                                                     (in thousands)
                                                                      September 30, 1997        December 31, 1996
                                                                      ------------------        -----------------
                                                                         (Unaudited)
         Buildings ...................................................   $ 1,144,877              $   988,711
         Furniture, fixtures and equipment ...........................       187,345                  148,691
         Land and leasehold improvements .............................       204,515                  183,207
         Construction in progress ....................................       133,318                  120,286
                                                                         -----------              -----------
           Total property and equipment ..............................     1,670,055                1,440,895
         Less accumulated depreciation and amortization ..............       321,020                  292,705
                                                                         -----------              -----------
           Net property and equipment ................................   $ 1,349,035              $ 1,148,190
                                                                         ===========              ===========



(3)   Earnings per Common and Common Equivalent Share

         Fully diluted earnings per share is not materially different than primary earnings per share

(4)   Accounts Payable and Accrued Expenses

      At September 30, 1997 and December 31, 1996, accounts payable and accrued expenses consisted of the following:

                                                                                   (in thousands)
                                                                      September 30, 1997    December 31, 1996
                                                                      ------------------     -----------------
                                                                         (Unaudited)
         Accounts payable:
             Trade ...................................................   $    16,284            $    16,125
             Construction ............................................        14,516                 30,920
             Other ...................................................         9,314                  8,043
             Income taxes ............................................         5,946                     --
                                                                         -----------            -----------
                                                                         $    46,060            $    55,088
                                                                         ===========            ===========
         Accrued expenses:
             Payroll and employee benefits ...........................   $    23,278            $    25,570
             Property taxes ..........................................        13,360                 10,607
             Interest ................................................         8,005                  8,241
             Other ...................................................         3,235                  2,584
             Treasury stock purchase .................................            --                  6,582
                                                                         -----------            -----------
                                                                         $    47,878            $    53,584
                                                                         ===========            ===========

(5)      Long-Term Debt

         On February 7, 1997, the Company completed negotiations to amend and restate its existing credit facilities. The amended credit facility provides the Company with a $325,000,000 Unsecured Line of Credit with a consortium of banks which will mature in February 2002. The Unsecured Line of Credit bears interest at the prime rate or LIBOR, adjusted for an applicable margin, as defined in the related credit agreement. The applicable margin is determined quarterly based upon predetermined levels of indebtedness to cash flow or ratings received by specified credit rating agencies, as defined in the related credit agreement. At September 30, 1997, borrowings under the Unsecured Line of Credit bear interest at LIBOR plus 33.75 basis points on $275,000,000 of outstanding borrowings and the prime rate less 50 basis points on $6,750,000 of outstanding borrowings. The Unsecured Line of Credit requires a facility fee of 18.75 basis points on the average amount of the commitment.

         On February 24, 1997, the Company issued $50,000,000 in 7.27% Medium-Term Notes due 2007, with an effective interest rate of 7.33%. On July 18, 1997, the Company issued $50,000,000 in 7.33% Medium-Term Notes due 2008, with an effective interest rate of 7.39%. The proceeds of the note issuances were used to repay indebtedness under the Company's Unsecured Line of Credit.

         On August 15, 1997, La Quinta filed a shelf registration statement with the Securities and Exchange Commission which would allow the Company to issue up to $300,000,000 principal amount of Debt Securities. The registration statement became effective on August 25, 1997. The Company has not issued any Debt Securities under this registration statement.

(6)      Provision for Premature Retirement of Assets

         The Company launched its Gold Medal(R) rooms program during the third quarter of 1995 and completed the program during the second quarter of 1997. During this program, the Company replaced certain furniture and fixtures before the end of their normal useful life and therefore made an adjustment to reflect shorter remaining lives. As a result, the Company recorded a non-cash provision for premature retirement of assets of approximately $3.1 million, as a separate line item entitled "Provision for premature retirement of assets" on the Statement of Operations for the third quarter of 1996 and approximately $12.2 million during the nine months ended September 30, 1996.

(7)      Contingencies

         The Company is party to various lawsuits and claims generally incidental to its business. The ultimate disposition of these lawsuits and claims is not expected to have a material adverse effect on the Company's financial position or results of its operations.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion and analysis addresses the results of operations for the three month periods ended September 30, 1997 (the "1997 Three Months") and September 30, 1996 (the "1996 Three Months") and the nine month periods ended September 30, 1997 (the "1997 Nine Months") and September 30, 1996 (the "1996 Nine Months").

         The Company's financial statements include the accounts of the Company's wholly-owned subsidiaries and unincorporated partnerships and joint ventures in which the Company has at least a 50% interest, and over which it exercises substantial legal, financial and operational control. At October 31, 1997, the Company owned and operated 234 inns and 24 Inn & Suites hotels with a combined total of over 33,200 rooms.

         The Company is pursuing a two-pronged growth strategy comprised of a unit growth program as well as a revenue enhancement initiative. The unit growth program is based primarily on the construction of new Inn & Suites hotels. During 1997, the Company has opened 13 new Inn & Suites hotels. Including the 11 which were opened during 1996, the Company anticipates having a total of 36 new Inn & Suites hotels open by the end of 1997, 65 by the end of 1998 and over 100 during 1999. The revenue enhancement initiative is comprised of the Company's Gold Medal(R) rooms program, as described below, and other operating and marketing programs. As part of this revenue enhancement initiative, during 1997 the Company established a revenue management team and plans to implement a chainwide revenue management system during 1998 to assist with yield and capacity management.

         During 1995, the Company launched its Gold Medal rooms program designed to strengthen the Company's ability to gain additional market share and pricing advantage relative to its competitors. The program improved the quality, functionality and value of guest rooms by enhancing the decor package, including fresh, new colors, rich wood furniture, contemporary bathrooms, built-in closets, oversized desks, 25 inch televisions and new draperies and bedspreads. Service enhancements included movies-on-demand, interactive video games from Nintendo(R), dataport telephones for computer connections and greatly expanded free television channel choices. The program required 20-30 rooms at a time to be taken out of available supply at an inn during the typical 10-12 week construction period. The Company did not adjust its available rooms or occupancy percentage for rooms unavailable due to construction as a result of this program. The Company completed the program during the second quarter of 1997.

         During January 1997, the Company acquired the limited partners' interest in one of its combined unincorporated partnerships which owned one inn. As a result, the Company now has remaining one unincorporated partnership and one joint venture, each owning one inn.

THE 1997 THREE MONTHS COMPARED TO THE 1996 THREE MONTHS

         TOTAL REVENUES increased to $137,898,000 in the 1997 Three Months from $121,902,000 in the 1996 Three Months, an increase of $15,996,000, or 13.1%. Of the total revenues reported in the 1997 Three Months, 98.6% were revenues from inns and 1.4% were revenues from restaurant rentals and other revenues.

         INN REVENUES are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, phone, movie and vending commissions, meeting room and banquet revenues and laundry services. Inn revenues improved to $135,909,000 in the 1997 Three Months from $119,907,000 in the 1996 Three Months, an increase of $16,002,000, or 13.3%. The improvement in inn revenues reflects an increase in the average daily room rate ("ADR") and occupancy percentage, along with revenues associated with the opening of new Inn & Suites hotels. ADR increased to $56.95 in the 1997 Three Months from $54.97 in the 1996 Three Months, an increase of $1.98, or 3.6%. Occupancy percentage increased 1.5 percentage points to 75.0% in the 1997 Three Months from 73.5% in the 1996 Three Months. The increase in ADR and occupancy percentage primarily resulted from the favorable impact of the Gold Medal rooms program which was completed during the second quarter of 1997 and the opening of new Inn & Suites hotels. Revenue per available room ("REVPAR," which is the product of occupancy percentage and ADR) increased $2.33, or 5.8%, to $42.73 in the 1997 Three Months from $40.40 in the 1996 Three Months. Inns in the Atlanta area experienced sharply higher room rates during the 1996 summer Olympics. Excluding these inns, the increase in REVPAR and ADR quarter over quarter was 7.3% and 5.1%, respectively.

         RESTAURANT RENTAL AND OTHER REVENUES primarily include rental payments from restaurant buildings owned by La Quinta and leased to and operated by third parties. Restaurant rental and other revenues decreased to $1,989,000 in the 1997 Three Months from $1,995,000 in the 1996 Three Months.

         DIRECT EXPENSES include costs directly associated with the operation of inns. In the 1997 Three Months, approximately 36.8% of direct expenses were represented by salaries, wages and related costs. Other major categories of direct expenses include utilities, property taxes, repairs and maintenance, credit card commissions and room supplies. Direct expenses increased to $66,250,000 in the 1997 Three Months from $57,853,000 in the 1996 Three Months, an increase of $8,397,000, or 14.5%. The increase in direct expenses period over period is primarily attributable to growth in the number of inns. As a percentage of total revenues, direct expenses increased to 48.0% in the 1997 Three Months from 47.5% in the 1996 Three Months.

         CORPORATE EXPENSES include the costs of general management, office rent, training and field supervision of inn managers and other marketing and administrative expenses. Corporate expenses decreased to $4,451,000 in the 1997 Three Months from $4,722,000 in the 1996 Three Months, a decrease of $271,000, or 5.7%.

         DEPRECIATION, AMORTIZATION AND ASSET RETIREMENTS increased to $17,195,000 in the 1997 Three Months from $12,390,000 in the 1996 Three Months, an increase of $4,805,000, or 38.8%. This increase is primarily attributable to the opening of new Inn & Suites hotels and increased depreciation for inns due to the completion of the Gold Medal rooms program.

         A PROVISION FOR PREMATURE RETIREMENT OF ASSETS totaling $3,141,000 was recorded during the 1996 Three Months. This non-cash charge is directly attributable to the Company's Gold Medal rooms program. During the program, the Company replaced certain furniture and fixtures before the end of their normal useful lives and therefore made adjustments to reflect shorter remaining lives.

         As a result of the above, OPERATING INCOME increased to $50,002,000 in the 1997 Three Months from $43,796,000 in the 1996 Three Months, an increase of $6,206,000, or 14.2%.

         INTEREST, NET increased to $12,494,000 in the 1997 Three Months compared to $10,685,000 in the 1996 Three Months, an increase of $1,809,000, or 16.9%. The increase in interest, net is primarily attributable to an increase in long-term borrowings and is partially offset by an increase in capitalized interest of $1,151,000. Capitalized interest amounted to $2,520,000 in the 1997 Three Months compared to $1,369,000 in the 1996 Three Months. The increase in capitalized interest period over period is primarily due to the construction of new Inn & Suites hotels.

         PARTNERS' EQUITY IN EARNINGS reflects the interest of partners in the earnings of the combined unincorporated partnerships and joint ventures which are owned at least 50% and controlled by the Company. Partners' equity in earnings decreased to $194,000 in the 1997 Three Months from $336,000 in the 1996 Three Months, a decrease of $142,000. This decrease reflects the Company's acquisition of the limited partners' interest in two of its combined unincorporated partnerships and joint ventures since September 1996.

         The GAIN ON PROPERTY TRANSACTIONS of $8,585,000 for the 1997 Three Months reflects the disposition of certain properties. After a short transition period, these properties will not be operated by the Company or branded as La Quinta(R) Inns.

         INCOME TAXES for the 1997 and 1996 Three Months were calculated using an effective income tax rate of 37.0%.

         EXTRAORDINARY ITEMS, NET OF TAX of $38,000 were recorded during the 1997 Three Months and resulted from the early extinguishment of approximately $1,740,000 of industrial development revenue bonds.

         For the reasons discussed above, NET EARNINGS increased to $28,879,000 in the 1997 Three Months from $20,484,000 in the 1996 Three Months, an increase of $8,395,000, or 41.0%.

THE 1997 NINE MONTHS COMPARED TO THE 1996 NINE MONTHS

         TOTAL REVENUES increased to $386,917,000 in the 1997 Nine Months from $340,682,000 in the 1996 Nine Months, an increase of $46,235,000, or 13.6%. Of the total revenues reported in the 1997 Nine Months, 98.5% were revenues from inns and 1.5% were revenues from restaurant rentals and other revenues.

         INN REVENUES improved to $380,951,000 in the 1997 Nine Months from $334,468,000 in the 1996 Nine Months, an increase of $46,483,000, or 13.9%. The improvement in inn revenues reflects an increase in ADR and occupancy percentage, along with the revenues associated with the opening of new Inn & Suites hotels. ADR increased to $56.96 in the 1997 Nine Months from $54.01 in the 1996 Nine Months, an increase of $2.95 or 5.5%. Occupancy percentage increased .7 percentage points to 71.7% in the 1997 Nine Months from 71.0% in the 1996 Nine Months. The increase in ADR and occupancy percentage primarily resulted from the favorable impact of the Gold Medal rooms program which was completed during the second quarter of 1997 and the opening of the new Inn & Suites hotels. REVPAR increased $2.50, or 6.5%, to $40.86 in the 1997 Nine Months from $38.36 in the 1996 Nine Months.

         RESTAURANT RENTAL AND OTHER REVENUES decreased to $5,966,000 in the 1997 Nine Months from $6,214,000 in the 1996 Nine Months, a decrease of $248,000.

         DIRECT EXPENSES increased to $186,069,000 in the 1997 Nine Months from $165,488,000 in the 1996 Nine Months, an increase of $20,581,000, or 12.4%. The increase in direct expenses period over period is primarily attributable to growth in the number of inns. As a percentage of total revenues, direct expenses decreased to 48.1% in the 1997 Nine Months from 48.6% in the 1996 Nine Months.

         CORPORATE EXPENSES increased to $13,638,000 in the 1997 Nine Months from $13,513,000 in the 1996 Nine Months, an increase of $125,000, or .9%.

         DEPRECIATION, AMORTIZATION AND ASSET RETIREMENTS increased to $45,674,000 in the 1997 Nine Months from $35,149,000 in the 1996 Nine Months, an increase of $10,525,000, or 29.9%. This increase is primarily attributable to the opening of new Inn & Suites hotels and increased depreciation for inns due to the completion of the Gold Medal rooms program.

         A PROVISION FOR PREMATURE RETIREMENT OF ASSETS totaling $12,203,000 was recorded during the 1996 Nine Months. During the Company's Gold Medal rooms program, the Company replaced certain furniture and fixtures before the end of their normal useful lives and therefore made adjustments to reflect shorter remaining lives.

         As a result of the above, OPERATING INCOME increased to $141,536,000 in the 1997 Nine Months from $114,329,000 in the 1996 Nine Months, an increase of $27,207,000, or 23.8%.

         INTEREST, NET increased to $36,434,000 in the 1997 Nine Months compared to $31,045,000 in the 1996 Nine Months, an increase of $5,389,000, or 17.4%. The increase in interest, net is primarily attributable to an increase in long term borrowings and is partially offset by an increase in capitalized interest of $2,957,000. Capitalized interest amounted to $6,553,000 in the 1997 Nine Months compared to $3,596,000 in the 1996 Nine Months. The increase in capitalized interest period over period is primarily due to the construction of new Inn & Suites hotels.

         PARTNERS' EQUITY IN EARNINGS decreased to $670,000 in the 1997 Nine Months from $1,264,000 in the 1996 Nine Months, a decrease of $594,000. The decrease reflects the Company's acquisition of the limited partners' interest in five of its combined unincorporated partnerships and joint ventures since March 1996.

         The GAIN ON PROPERTY TRANSACTIONS of $8,585,000 for the 1997 Nine Months reflects the disposition of certain properties. After a short transition period, these properties will not be operated by the Company or branded as La Quinta Inns.

         INCOME TAXES for the 1997 and 1996 Nine Months were calculated using an effective income tax rate of 37.0%.

         EXTRAORDINARY ITEMS, NET OF TAX of $38,000 were recorded during the 1997 Nine Months and resulted from the early extinguishment of approximately $1,740,000 of industrial development revenue bonds.

         For the reasons discussed above, NET EARNINGS increased to $71,163,000 in the 1997 Nine Months from $51,264,000 in the 1996 Nine Months, an increase of $19,899,000, or 38.8%.

ANALYSIS OF CASH FLOWS

         On February 7, 1997, the Company completed negotiations to amend and restate its existing credit facilities. The amended credit facility provides the Company with a $325,000,000 Unsecured Line of Credit with a consortium of banks which will mature in February 2002. At September 30, 1997, the Company had $35,761,000 available on its Unsecured Line of Credit, net of $7,489,000 of letters of credit collateralizing its insurance programs and certain mortgages. The Unsecured Line of Credit bears interest at the prime rate or LIBOR, adjusted for an applicable margin, as defined in the related credit agreement. The applicable margin is determined quarterly based upon predetermined levels of indebtedness to cash flow or credit ratings received by specified credit rating agencies, as defined in the related credit agreement. At September 30, 1997, borrowings under the Unsecured Line of Credit bear interest at LIBOR plus 33.75 basis points on $275,000,000 of outstanding borrowings and the prime rate less 50 basis points on $6,750,000 of outstanding borrowings. The Unsecured Line of Credit requires a facility fee of 18.75 basis points on the average amount of the commitment.

         On February 24, 1997, the Company issued $50,000,000 in 7.27% Medium-Term Notes due 2007, with an effective interest rate of 7.33%. On July 18, 1997, the Company issued $50,000,000 in 7.33% Medium-Term Notes due 2008, with an effective interest rate of 7.39%. The proceeds of the note issuances were used to repay indebtedness under the Company's Unsecured Line of Credit.

         On August 15, 1997, La Quinta filed a shelf registration statement with the Securities and Exchange Commission which would allow the Company to issue up to $300,000,000 principal amount of Debt Securities. The registration statement became effective on August 25, 1997. The Company has not issued any Debt Securities under this registration statement.

         At September 30, 1997, the Company had $1,317,000 of cash and cash equivalents compared with $1,087,000 at September 30, 1996.

         Net cash provided by operating activities increased by $7,881,000, or 7.0%, to $120,288,000 at September 30, 1997 from $112,407,000 at September 30,
1996. This increase is primarily the result of a $46,235,000 increase in revenues, which is due in large part to the addition of Inn & Suites hotels.

         Net cash used by investing activities increased by $51,195,000 from September 30, 1996 to September 30, 1997, primarily as a result of capital expenditures for the Company's new Inn & Suites hotel construction projects. Net cash used by investing activities for the 1997 Nine Months was reduced by $20,657,000 of proceeds received primarily from the disposition of certain properties. Net cash used by investing activities for the 1996 Nine Months includes $8,578,000 of cash used in the purchase of partners' equity interests.

         Net cash provided by financing activities increased by $44,626,000 to $130,473,000 at September 30, 1997. Net borrowings increased to $158,824,000 for the 1997 Nine Months compared to $105,194,000 for the 1996 Nine Months. The net increase is primarily the result of borrowings used for the new Inn & Suites hotel construction projects and the Gold Medal rooms program. Net cash provided by financing activities for the 1997 and 1996 Nine Months is reduced by $26,628,000 and $23,406,000, respectively from cash used for the purchase of treasury stock.

         EBITDA increased to $187,210,000 during the 1997 Nine Months, an increase of 15.8% over the 1996 Nine Months. EBITDA is defined as earnings before net interest expense, income taxes, depreciation, amortization and asset retirements, provision for premature retirement of assets, partners' equity in earnings, gain on property transactions and extraordinary items. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt.

         Capital expenditures planned by La Quinta for the remainder of 1997, 1998 and 1999 focus on the construction of new Inn & Suites hotels. Including the 11 which were opened during 1996, the Company anticipates having a total of 36 new Inn & Suites open by the end of 1997, 65 by the end of 1998 and over 100 during 1999. The Company plans to fund the new inn construction program through internally generated cash flows and amounts available on the Company's Unsecured Line of Credit and $300,000,000 shelf registration statement. The capital requirements of this program are not anticipated to have an adverse effect on the Company's ability to fund its operations. The Company has made commitments of approximately $149.0 million for the completion of Inn & Suites hotels for which construction had commenced as of September 30, 1997.

         Funds on hand, internally generated future cash flows and funds available on the Company's Unsecured Line of Credit and $300,000,000 shelf registration statement are expected to be sufficient to meet capital requirements, as well as operating expenses and debt service requirements through at least the third quarter of 1998. From time to time, the Company will continue to evaluate the necessity of other financing alternatives.

ACCOUNTING PRONOUNCEMENT

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (Statement 128), "Earnings per Share", which is effective for periods ending after December 15, 1997, including interim periods. Statement 128 establishes new standards for computing and presenting earnings per share and applies to all entities with publicly held common stock or potential common stock. The Company will implement the statement in the required period. Adoption of the statement is not expected to have a material adverse effect on the Company's previously reported earnings per share.

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

                       Independent Auditors' Review Report






The Board of Directors
La Quinta Inns, Inc.:

We have reviewed the condensed balance sheet of La Quinta Inns, Inc. as of September 30, 1997, and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, shareholders' equity for the nine-month period ended September 30, 1997 and cash flows for the nine-month periods ended September 30, 1997 and 1996. These condensed financial statements are the responsibility of the Company's management.

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




San Antonio, Texas
October 31, 1997

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

           15 Letter from KPMG Peat Marwick LLP dated October 31, 1997 filed herewith.

           27                   Financial Data Schedule filed herewith.

(b)        REPORTS ON FORM 8-K

           Registrant filed one current report on Form 8-K, dated October 7, 1997, with the Securities and Exchange Commission, which provided under Item 5 a press release, and under Item 7 the Distribution Agreement, Officer's Certificate, Form of Fixed Rate Note and Form of Floating Rate Note in connection with the Company's Medium-Term Notes Program.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LA QUINTA  INNS, INC.
                                         (Registrant)


November 12, 1997                        By:  /S/ William S. McCalmont
                                         ---------------------------------------
                                         William S. McCalmont
                                         Senior Vice President
                                         Chief Financial Officer


November 12, 1997                        By:  /S/ Irene C. Primera
                                         ---------------------------------------
                                         Irene C. Primera
                                         Vice President - Controller

                               INDEX TO EXHIBITS


           Exhibit              Description

           12                   Computation of Ratio of Earnings to Fixed
                                Charges filed herewith.

           15 Letter from KPMG Peat Marwick LLP dated October 31, 1997 filed herewith.

           27                   Financial Data Schedule filed herewith.