Form 10-K
period 1997-12-31
LA QUINTA INNS INC
filed 1998-02-13
CIK 278243

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from__________ to ___________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1998 was approximately $1,477,453,000. As of January 31, 1998, there were 77,137,118 shares of registrant's Common Stock issued and outstanding.

                      Documents Incorporated by Reference:
                                      None

================================================================================

                                 FORM 10-K INDEX

                                     PART I

                                                                            Page
                                                                            ----
Item 1.    Business.........................................................   3

Item 2.    Properties.......................................................  11

Item 3.    Legal Proceedings................................................  13

Item 4.    Submission of Matters to a Vote of Security Holders..............  13

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters..........................................................  14

Item 6.    Selected Financial Data..........................................  15

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  17

Item 8.    Financial Statements and Supplementary Data......................  25

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  51

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant...............  51

Item 11.   Executive Compensation...........................................  53

Item 12.   Security Ownership of Certain Beneficial Owners and Management...  58

Item 13.   Certain Relationships and Related Transactions...................  61

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.  62

Signatures .................................................................  66

     This Annual Report on Form 10-K for the year ended December 31, 1997, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any registration statement or prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

                                     PART I

ITEM 1.     BUSINESS

     La Quinta Inns, Inc. ("La Quinta" or the "Company") is the largest owner/operator of hotels in the mid-priced segment of the lodging industry in the United States. La Quinta achieved an occupancy percentage of 69.4% and an average daily room rate ("ADR") of $56.83 for the year ended December 31, 1997. The Company has inns located in 28 states, concentrated in the Western and Southern United States. At February 13, 1998, La Quinta owned and operated 234 inns and 36 Inn & Suites hotels with a combined total of approximately 35,000 rooms. La Quinta's business strategy is to continue to expand its successful core business as an owner/operator in the mid-priced segment of the lodging industry.

     The Company was founded in San Antonio, Texas in 1968. La Quinta was originally incorporated and became a publicly traded entity in 1972 and is incorporated under the laws of the State of Texas. The principal executive offices are located at Weston Centre, 112 East Pecan Street, P.O. Box 2636, San Antonio, Texas 78299-2636, telephone (210) 302-6000.

     On January 3, 1998, La Quinta, Meditrust Corporation ("Meditrust REIT") and Meditrust Operating Company ("Meditrust Operating Company" and together with Meditrust REIT, the "Meditrust Companies") entered into an agreement and plan of merger (the "Merger Agreement"), pursuant to which the Company will merge with and into Meditrust REIT with Meditrust REIT being the surviving corporation (the "Merger"). As a result of the Merger, Meditrust REIT will acquire all of the assets and liabilities of the Company and Meditrust REIT will assume the Company's existing indebtedness. The transaction is expected to close in the second quarter of 1998. For further discussion of the Merger, see note 16 of Notes to Combined Financial Statements.

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

     The typical La Quinta inn contains approximately 130 spacious, quiet and comfortably furnished guest rooms averaging 300 square feet in size. Guests at a La Quinta inn are offered a wide range of amenities and services, such as its complimentary First Light(TM) breakfast program which includes cereal and fresh fruit, free unlimited local telephone calls, a swimming pool, same-day laundry and dry cleaning, fax services, 24-hour front desk message service and free parking. Amenities added in connection with the Company's Gold Medal(R) rooms program include new 25 inch remote control televisions with greatly expanded free television channel choices, movies-on-demand, interactive video games from Nintendo(R), in room coffee makers and dataport telephones for computer connections. Additional amenities available at La Quinta Inn & Suites include two room suites with microwaves and refrigerators, fitness centers and courtyards with gazebos and spas. La Quinta guests typically have convenient access to food service at adjacent free-standing restaurants, including national chains such as Cracker Barrel, International House of Pancakes, Denny's and Perkins. La Quinta has an ownership interest in 120 of these adjacent buildings, which are generally leased to restaurant operators.

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

          La Quinta Ownership and Management of Inns - In contrast to many of its competitors, La Quinta manages and has ownership interests in all of its inns. At February 13, 1998, the Company owned 100% of 268 inns and 50% or more of an additional two inns. As a result, the Company believes it is able to achieve a higher level of consistency in both product quality and service than its competition. In addition, La Quinta's position as one of the few owner-operated chains enables La Quinta to offer new services, direct expansion, establish pricing strategy and to make other marketing decisions on a system-wide or local basis as conditions dictate, without consulting third-party owners, management companies or franchisees as required of most other lodging chains. The Company's management of the inns also enables it to control costs and allocate resources effectively to provide excellent value to the consumer.

          Unit Growth Program - The Company's unit growth program is based primarily on the construction on new Inn & Suites hotels. At February 13, 1998, the Company had opened 36 new Inn & Suites hotels and anticipates having a total of 65-70 Inn & Suites hotels open by the end of 1998 and 100 at the end of 1999. The new Inn & Suites hotels offer rooms designed to accommodate the needs of the guest irrespective of the purpose of the trip. The standard two-bedded room accommodates most short business trips or family travel. The King Plus(R) Extra rooms feature a king size bed, refrigerator and microwave which may be desirable for longer stays. The Inn & Suites hotels also offer a select number of deluxe two-room suites with separate sitting and sleeping areas, double vanities, a sleeper sofa, and two closets, all of which are in addition to the amenities provided in the King Plus Extra rooms. In addition, the Inn & Suites hotels offer fitness centers and courtyards with gazebos and spas.

          Gold Medal Rooms Program - During 1995, the Company launched its Gold Medal rooms program designed to strengthen the Company's ability to gain additional market share and pricing advantage relative to its competitors. The program improved the quality, functionality and value of guest rooms by enhancing the decor package, including fresh, new colors, rich wood furniture, contemporary bathrooms, built-in closets, oversized desks, 25 inch televisions and new draperies and bedspreads. Service enhancements included movies-on-demand, interactive video games from Nintendo(R), in room coffee makers, dataport telephones for computer connections and greatly expanded free television channel choices. The Company completed the program during 1997.

Competition

     Each La Quinta inn competes in its market area with numerous full service lodging brands, especially in the mid-priced segment, and with numerous other hotels, motels and other lodging establishments. Chains such as Hampton Inns, Fairfield Inns and Drury Inns are direct competitors of La Quinta. Other competitors include Holiday Inns, Ramada Inns, Red Roof Inns and Comfort Inns. There is no single competitor or group of competitors of La Quinta that is dominant in the lodging industry. Competitive factors in the industry include reasonableness of room rates, quality of accommodations, service level and convenience of locations.

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

Structure and Ownership

     The Company is a combined entity comprised of La Quinta Inns, Inc., which owned and operated 268 inns through wholly-owned subsidiaries and partnerships and two inns through combined unincorporated partnerships and joint ventures at February 13, 1998.

     The Board of Directors authorized a three-for-two stock split effected in the form of a stock dividend effective in July 1996. Earnings per share and the weighted average number of shares outstanding have been adjusted to give effect to this distribution.

     In 1995, the Company acquired all of AEW Partners, L.P. ("AEW") limited partner's interest in La Quinta Development Partners, L.P. ("LQDP"), which owned 47 inns. The acquisition was effected through the issuance of common stock and cash as described below.

     On June 15, 1995, AEW notified the Company that it would exercise, subject to certain conditions, its option to convert two-thirds of its ownership interest in LQDP into 7,949,732 shares of the Company's Common Stock. AEW also agreed to sell the remaining one-third of its ownership interest in LQDP to the Company for a negotiated price of $48.2 million in cash (collectively, the "AEW Transaction"). The AEW Transaction was consummated on July 3, 1995. Upon conversion of the partnership interest into La Quinta Common Stock, the Company issued 7,949,732 shares of the Company's Common Stock having a fair market value of $142.8 million based on the July 3, 1995 New York Stock Exchange closing price. The conversion was accounted for by increasing shareholders' equity by the $46.4 million value of the option and recording a $46.4 million non-cash adjustment entitled Conversion of Partner's Interest into Common Stock below net earnings in the Statement of Operations. There was no net effect to shareholders' equity as a result of this accounting treatment. The sale to La Quinta of AEW's remaining one-third interest in LQDP was accounted for as an acquisition of a minority interest and purchase accounting was applied.

Operations

     Management of the La Quinta chain is coordinated from the Company's headquarters in San Antonio, Texas. Centralized corporate services and functions include marketing, financing, accounting and reporting, purchasing, quality control, development, legal, reservations and training.

     Inn operations are currently organized into Eastern, Western and Central divisions with each division headed by a Divisional Vice President. Regional Managers report to the Divisional Vice Presidents and are each responsible for approximately 14 inns. Regional Managers are responsible for the service, cleanliness and profitability of the inns in their regions.

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

     At December 31, 1997, La Quinta employed approximately 7,400 persons, of whom approximately 90% were compensated on an hourly basis. Approximately 350 individuals were employed at the corporate headquarters and 7,050 were employed directly in inn operations. The Company's employees are not currently represented by labor unions. Management believes its ongoing labor relations are good.

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

     La Quinta has developed a strong following among its customers. An external industry survey shows La Quinta's heavy users are among the most loyal of the mid-priced segment. The Company focuses a number of its marketing programs on maintaining a high number of repeat customers. For example, La Quinta promotes a "Returns(R) Club" offering members preferred status and rates at La Quinta inns, along with rewards for frequent stays. The Returns Club had approximately 300,000 members as of December 31, 1997.

     The Company focuses on reaching its target markets through advertising, direct sales, repeat traveler incentive programs and other marketing programs targeted at specific customer segments. The Company advertises through television, radio and print advertisements which focus on quality and value. The Company uses the same campaign concept throughout the country with minor modifications made to address regional differences. The Company also uses billboard advertisements posted along major highways to advertise the existence and location of La Quinta inns or Inn & Suites hotels in the proximity.

     The Company markets directly to companies and other organizations through its direct sales force of over 60 sales representatives and managers. This sales force calls on companies which have a significant number of individuals traveling in the regions in which La Quinta operates and which are capable of producing a high volume of room nights.

     The Company provides a central reservation system, "teLQuik(R)," which currently accounts for advance reservations for approximately 32% of room nights. The teLQuik system allows customers to make reservations by dialing 1-800-NUROOMS (1-800-687-6667) or 1-800-531-5900 toll free, or from reservations phones placed in all La Quinta inns. These phones enable guests to make their next night's reservation from their previous night's La Quinta inn. In addition, approximately 44% of room nights reflect advance reservations made directly with individual inns and forwarded to the central reservation system. In total, advance reservations account for approximately 76% of room nights. In May 1996, La Quinta opened a second reservation center to support the growth of the chain and to provide uninterrupted service in times of peak demand. Both reservation centers provide state-of-the-art technology in processing reservations as one virtual center. La Quinta, through its national sales managers, markets its reservation services to travel agents and corporate travel planners who may access teLQuik through five major airline reservation systems.

     Information regarding inn locations, services and amenities, as well as reservation capabilities and a virtual reality tour of the new Gold Medal rooms, is available on the Company's Travel Web site at http://www.laquinta.com.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The word "believes," "anticipates," "expects" and similar expressions, when used in this Annual Report, are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors listed below and the matters set forth in this Annual  Report  generally.  The Company  undertakes no
obligation   to  publicly   release  the  result  of  any   revisions  to  these
forward-looking statements that may be made to reflect any future events or circumstances.


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

Employment and Other Governmental Regulation

     The Company's business is subject to extensive federal, state and local regulatory requirements, including building and zoning requirements, all of which can prevent, delay, make uneconomic or significantly increase the cost of constructing additional lodging facilities. In addition, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime pay, working conditions, work permit requirements and discrimination claims. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could adversely affect the Company. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While the Company believes that its inns are substantially in compliance with these requirements, a determination that the Company is not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. These and other initiatives could adversely affect the Company as well as the lodging industry in general.

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

Legal Proceedings

     The Company is, and is likely in the future to be, subject to certain types of litigation, including negligence and other tort claims. The costs and effects of such legal and administrative cases and proceedings (whether civil or criminal), settlements and investigations are indeterminate. There can be no assurance that such costs and effects would not be material to the Company's operations. For further discussion of these issues see Item 3, "Legal Proceedings".

Lodging Industry Operating Risks

     The Company is subject to all operating risks common to the lodging industry. These risks include, among other things, (i) competition for guests from other hotels, a number of which may have greater marketing and financial resources than the Company, (ii) increases in operating costs due to inflation and other factors, which increases may not have been offset in recent years, and may not be offset in the future, by increased room rates, (iii) dependence on business and commercial travelers and tourism, which business may fluctuate and be seasonal, (iv) increases in energy costs and other expenses of travel, which may deter travelers, and (v) adverse effects of general and local economic conditions.

Construction

     The Company may from time to time experience shortages of materials or qualified tradespeople or volatile increases in the cost of certain construction materials, resulting in longer than normal construction and remodeling periods, loss of revenue and increased costs. The Company relies heavily on local contractors, who may be inadequately capitalized or understaffed. The inability or failure of one or more local contractors to perform may result in construction delays, increased cost and loss of revenue.

Capital Requirements and Availability of Financing

     The Company's business is capital intensive, and it will have significant capital requirements in the future. The Company's leverage could affect its ability to obtain financing in the future or to undertake refinancings on terms and subject to conditions deemed acceptable by the Company. In the event that the Company's cash flow and working capital are not sufficient to fund the Company's expenditures or to service its indebtedness, it would be required to raise additional funds through the sale of additional equity securities, the refinancing of all or part of its indebtedness, the incurrence of additional permitted indebtedness or the sale of assets. There can be no assurance that any of these sources of funds would be available in amounts sufficient for the Company to meet its obligations. Moreover, even if the Company were able to meet its obligations, its leveraged capital structure could significantly limit its ability to finance its construction program and other capital expenditures, to compete effectively or to operate successfully under adverse economic conditions. Additionally, financial and operating restrictions contained in the Company's existing indebtedness may limit the Company's ability to secure additional financing, and may prevent the Company from engaging in transactions that might otherwise be beneficial to the Company and to holders of the Company's common stock. The Company's ability to satisfy its obligations will also be dependent upon its future performance, which is subject to prevailing economic conditions and financial, business and other factors beyond the Company's control.

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

Risks of Expansion Strategy

     The Company intends to pursue a strategy of growth through the construction of new lodging facilities. There can be no assurance that the Company will find suitable sites for construction or that these sites will not be acquired by competitors of the Company. There can be no assurance that any of the properties the Company may construct will be profitable following such construction. The construction of a property that is not profitable could adversely affect the Company's profitability. The Company may in the future require additional financing in order to continue to construct new lodging facilities. There is no assurance that such additional financing, if any, will be available to the Company on acceptable terms.

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

Risk of Non-consummation of the Merger

     The closing of the Merger is subject to certain significant conditions contained in the Merger Agreement. Many of these conditions will be beyond the control of the Company. Although the Company currently expects that such conditions will be satisfied or waived, there can be no assurance that the closing of the Merger will occur. Such conditions include, among others, the receipt of various consents and approvals, including approval by the shareholders of the Company and the Meditrust Companies, the receipt of certain opinions regarding the federal income tax treatment of the Merger, the receipt of an opinion from the Company's independent public accountants with respect to the Company's earnings and profit and the absence of any material adverse change in the business, assets, prospects, financial condition or results of operations of the Company or Meditrust.

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

     At February 13, 1998, La Quinta had opened a total of 36 new Inn & Suites hotels and anticipates having a total of 65-70 Inn & Suites hotels open by the end of 1998 and 100 at the end of 1999. The new Inn & Suites hotels offer rooms designed to accommodate the needs of the guest irrespective of the purpose of the trip. The standard two-bedded room accommodates most short business trips or family travel. The King Plus Extra rooms feature a king-size bed, refrigerator and microwave which may be desirable for longer stays. The Inn & Suites hotels also offer a select number of deluxe two-room suites with separate sitting and sleeping areas, double vanities, a sleeper sofa, and two closets, all of which are in addition to the amenities provided in the King Plus Extra rooms. In addition, the Inn & Suites hotels offer fitness centers and courtyards with gazebos and spas.

     To maintain the overall quality of La Quinta's inns, each inn undergoes refurbishments and capital improvements as needed. Historically, refurbishing has been provided at intervals of between five and seven years, based on an annual review of the condition of each inn. In each of the years ended December 31, 1997, 1996 and 1995, the Company spent approximately $110,900,000, $116,800,000 and $40,000,000, respectively, on capital improvements to existing inns. These amounts include expenditures related to the Company's Gold Medal rooms program. As a result of these expenditures, the Company believes it has been able to maintain a chainwide quality of rooms and common areas at its properties unmatched by any other national mid-priced hotel chain.

     During 1995, the Company launched its Gold Medal rooms program designed to strengthen the Company's ability to gain additional market share and pricing advantage relative to its competitors. The program, improved the quality, functionality and value of guest rooms by enhancing the decor package, including fresh, new colors, rich wood furniture, contemporary bathrooms, built-in closets, oversized desks, 25 inch televisions and new draperies and bedspreads. Service enhancements included movies-on-demand, interactive video games from Nintendo(R), in room coffee makers, dataport telephones for computer connections and greatly expanded free television channel choices. The program was completed during 1997.

     Typically, food service for La Quinta guests is provided by adjacent, free standing restaurants. At December 31, 1997, the Company owned 120 restaurant buildings adjacent to its inns. These restaurants generally are leased pursuant to build-to-suit leases that require the operator to pay, in addition to minimum and percentage rentals, all expenses, including building maintenance, taxes and insurance.

     At February 13, 1998, the Company owned and operated 270 inns, including 36 La Quinta Inn & Suites hotels, located in 28 states, concentrated in the Western and Southern United States. The Company had an additional 28 La Quinta Inn & Suites hotels under construction, which are scheduled to open between February 1998 and December 1998. The states and cities in which the inns are located are set forth in the following table:

Alabama                      Macon*                      Ohio                        Midland                        INN & SUITES
Birmingham (3)*              Savannah (2)                Columbus                    Nacogdoches                    UNDER
Huntsville (2)                                                                       Odessa                         CONSTRUCTION
Mobile                       Illinois                    Oklahoma                    Round Rock
Montgomery                   Champaign                   Norman*                     San Angelo                     Arizona
Tuscaloosa                   Chicago Metro (5)           Oklahoma City (3)           San Antonio (11)               Phoenix (2)
                             Moline                      Tulsa (3)                   San Marcos
Arizona                                                                              Sherman*                       California
Phoenix (6)*                 Indiana                     Pennsylvania                Temple                         Fremont
Flagstaff*                   Indianapolis (2)            Pittsburgh                  Texarkana                      Ontario
Tucson (3)*                  Merrillville                                            Tyler
                                                         South Carolina              Victoria                       Colorado
Arkansas                     Kansas                      Anderson                    Waco                           Colorado Springs
Little Rock (5)              Lenexa                      Charleston                  Wichita Falls                  Denver (2)
                             Wichita                     Columbia                                                   Pueblo
California                                               Greenville                  Utah
Bakersfield                  Kentucky                    Myrtle Beach*               Layton                         Florida
Costa Mesa                   Lexington                                               Provo*                         Ft. Lauderdale
Fresno                                                   Tennessee                   Salt Lake City (2)*            Lake Mary
Irvine                       Louisiana                   Chattanooga                                                Miami
La Palma                     Alexandria*                 Kingsport                   Virginia                       Ocala
Redding                      Baton Rouge                 Knoxville (2)               Bristol                        Orlando (2)
Sacramento (2)               Bossier City                Memphis (3)                 Hampton                        Plantation
San Bernardino               Kenner                      Nashville (3)               Richmond
San Diego (3)                Lafayette                                               Virginia Beach                 Georgia
San Francisco                Monroe                      Texas                                                      Atlanta (3)
Stockton                     New Orleans (5)             Abilene                     Washington
Ventura                      Shreveport*                 Amarillo (2)                Seattle (2)                    Louisiana
                             Slidell                     Arlington (2)*              Tacoma                         New Orleans
Colorado                     Sulphur                     Austin (6)*
Colorado Springs                                         Beaumont                    Wyoming                        Nevada
Denver (9)*                  Mississippi                 Bedford                     Cheyenne                       Las Vegas
Grand Junction*              Jackson (2)                 Brownsville
                                                         Clute                       OTHER                          North Carolina
Florida                      Missouri                    College Station             OWNED INNS                     Charlotte
Coral Springs                St. Louis (2)*              Corpus Christi (2)          (operated under                Raleigh
Cypress Creek                                            Dallas Metro (16)*          other brands)
Daytona Beach                Nebraska                    Del Rio                                                    Oklahoma
Deerfield Beach              Omaha                       Denton                      Georgia                        Oklahoma City
Ft. Myers                                                Eagle Pass                  Columbus
Gainesville                  Nevada                      El Paso (3)                                                South Carolina
Jacksonville (4)*            Las Vegas (2)               Fort Stockton               Texas                          Greenville
Lakeland*                    Reno                        Fort Worth (3)*             El Paso
Miami                                                    Galveston                   La Marque                      Tennessee
Orlando (3)                  New Mexico                  Georgetown                  San Antonio                    Memphis
Panama City*                 Albuquerque (4)*            Harlingen
Pensacola                    Farmington                  Houston Metro (18)*                                        Texas
Tallahassee (2)              Las Cruces                  Huntsville                                                 Austin
Tampa (7)*                   Santa Fe                    Killeen                                                    Houston (2)
                                                         Laredo
Georgia                      North Carolina              Longview
Atlanta (8)*                 Charlotte (2)               Lubbock (2)
Augusta                      Raleigh (2)*                Lufkin
Columbus

*  Indicates at least one La Quinta Inn & Suites location.

ITEM 3.     LEGAL PROCEEDINGS

     In January 1998, two lawsuits were filed in the District Court of Bexar County, Texas on behalf of stockholders of the Company against the Company, certain directors and officers of the Company, and Meditrust Corporation (collectively, the "Defendants"). The lawsuits are captioned Robbins v. Razzouk, et al, Cause No. 98CI-00192, and Brody v. Razzouk, et al, Cause No. 98CI-00456 (the "Actions"). The complaints in the Actions allege, among other things, that Defendants (other than Meditrust) have breached their fiduciary duties to stockholders by agreeing in the Merger Agreement to Merger Consideration which is "grossly inadequate", by failing to solicit competing bids or to provide a "market check", by failing to conduct a full and thorough investigation, and by failing to make adequate public disclosure regarding the transaction. The independence of the directors of the Company is also questioned. The complaints allege that Meditrust aided and abetted the alleged breaches of duty by the other Defendants. The complaints in the Actions seek, among other things, (i) a declaration that Defendants have breached their fiduciary duties to members of the alleged class, (ii) a declaration that the proposed transaction is a legal nullity, (iii) an order preliminarily and permanently enjoining consummation of the proposed transaction, (iv) if the proposed transaction is consummated, an order to rescind it, (v) the award of compensatory damages, and (vi) the award of costs, disbursements and attorneys fees.

     La Quinta believes that each of these lawsuits is without merit and intends to defend them vigorously.

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

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS

     The Company's Common Stock is listed on The New York Stock Exchange. The range of the high and low sale prices of the Company's Common Stock and per share dividend amounts paid for each of the quarters during the years ended December 31, 1997 and 1996, as adjusted for the three-for-two stock split effected in the form of a stock dividend in July 1996, is set forth below:

                                                        1997                                                1996
                                      ---------------------------------------------      -------------------------------------------
                                                                       Per Share                                          Per Share
                                          High           Low           Dividend             High           Low            Dividend
                                      -----------    -----------    ---------------      ----------    ------------     ------------
First Quarter.......................   $23             $16 5/8         $  .0175            $19 3/4       $15 5/8         $   .0167
Second Quarter......................    24 3/8          20 1/8            .0175             24            17 5/8             .0167
Third Quarter.......................    23 9/16         19 7/8            .0175             23 5/8        16 3/8             .0175
Fourth Quarter......................    23 15/16        17 1/8            .0175             21 7/8        17 3/4             .0175

     During the first two quarters of 1996, the Company paid quarterly cash dividends in the amount of $.0167 per share under its quarterly dividend policy as authorized by the Board of Directors. As a result of the stock split in July 1996, the Board of Directors changed the annual dividend rate to $.07 per share and paid quarterly cash dividends in the amount of $.0175 per share for the third and fourth quarters of 1996 and for each quarter during 1997. For restrictions on the Company's present or future ability to pay cash dividends, see note 3 of Notes to Combined Financial Statements. The declaration and payment of dividends in the future will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.

     As of January 31, 1998, the approximate number of holders of record of the Company's Common Stock was 976.

                        ITEM 6. SELECTED FINANCIAL DATA

                                                                                      Years Ended December 31
                                                                 ------------------------------------------------------------------
                                                                    1997          1996          1995          1994          1993
                                                                 ----------    ----------    ----------    ----------    ----------
                                                                 (in thousands, except per share amounts, ratios and inn statistics)
STATEMENT OF OPERATIONS DATA
  Total revenues .............................................   $  502,569    $  443,059    $  413,919    $  362,242    $  271,850
  Direct and corporate operating costs and
   expenses ..................................................      263,025       237,188       227,675       213,405       168,021
  Depreciation, amortization and asset retirements ...........       60,817        48,105        40,951        38,080        24,055
  Provision for premature retirement of assets ...............         --          18,076        12,630          --            --
  Performance stock option ...................................         --            --            --            --           4,407
  Operating income ...........................................      178,727       139,690       132,663       110,757        75,367
  Net interest expense .......................................       49,186        41,812        39,442        37,439        26,219
  Earnings before extraordinary items and
   cumulative effect of accounting change ....................       87,304        60,719        51,374        37,815        19,420
  Net earnings ...............................................       87,266        60,195        50,657        37,815        20,301
  Conversion of partner's interest into common
   stock (1) .................................................         --            --          46,364          --            --
  Basic earnings per share after conversion of
   partner's interest into common stock and before
   extraordinary items and cumulative effect of
   accounting change (2) .....................................         1.13           .78           .07           .55           .29
  Basic net earnings available to shareholders per
   share (2) .................................................         1.13           .77           .06           .55           .30
  Diluted earnings  per share after conversion of
   partner's interest into common stock and before
   extraordinary items and cumulative effect of
   accounting change (2) .....................................         1.09           .75           .07           .52           .27
  Diluted net earnings available to shareholders per
   share (2) .................................................         1.09           .74           .06           .52           .29
OTHER DATA
  Construction, purchase and conversion of inns ..............      251,516       148,977        77,502        34,690        38,858
  Other capital expenditures (3) .............................      110,891       116,799        39,976        75,248        32,623
  Purchase of partners' equity interests (4) .................           81         9,232        48,200        53,255        78,169
  Net cash provided by operating activities ..................      161,768       148,262       128,798        94,233        78,043
  Net cash used by investing activities ......................      339,109       275,179       158,828       156,492       145,027
  Net cash provided by financing activities ..................      177,943       125,835        30,031        41,000        77,971
  Cash dividends declared per common share (5) ...............          .07           .07           .07           .05           .01
  Cash dividends paid ........................................        5,414         5,330         4,957         3,465         1,015
  EBITDA (6) .................................................      239,544       205,871       186,244       148,837       103,829
BALANCE SHEET DATA
  Total assets ...............................................    1,502,024     1,199,800       964,115       845,781       749,495
  Shareholders' equity .......................................      432,526       365,576       331,713       189,231       149,057
  Partners' capital ..........................................        2,667         3,293         6,309        92,099        85,976
  Current installments of long-term debt .....................       29,400        33,299        13,322        39,976        22,491
  Long-term debt, excluding current installments .............      872,285       659,369       518,416       448,258       414,004
  Ratio of earnings to fixed charges (7) .....................         3.1x          2.9x          3.1x          2.8x          2.4x
  Combined effective debt-to-equity ratio (8) ................         2.00          1.79          1.53          1.59          1.76
OPERATING DATA
  Number of inns (9) .........................................          267           248           237           226           220
  Occupancy percentage .......................................         69.4%         68.9%         70.8%         70.1%         65.1%
  Average daily room rate ....................................   $    56.83    $    53.83    $    51.07    $    47.65    $    46.36

----------

(1) Conversion of partner's interest into common stock is a non-recurring, non-cash charge related to the AEW Transaction. (See note 15 of Notes to Combined Financial Statements.)

(2) Basic earnings per share reflects the earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share reflects the earnings available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. All earnings per share disclosures have been adjusted to give effect to the Company's stock splits effected in the form of stock dividends.

(3) Capital expenditures for the years ended December 31, 1997, 1996 and 1995 include costs related to the Company's Gold Medal rooms program, while the December 31, 1994 and 1993 capital expenditures include costs related to the Company's image enhancement program.

(4) Purchase of partners' equity interests in 1995 is related to the acquisition of LQDP, while purchase of partners' equity interests in 1994 and 1993 includes approximately $9,672,000 and $42,091,000, respectively, related to the acquisition of LQP.

(5) Cash dividends declared per common share have been adjusted to give effect to the Company's stock splits effected in the form of stock dividends.

(6) EBITDA is defined as earnings before net interest expense, income taxes, depreciation, amortization and asset retirements, provision for premature retirement of assets, extraordinary items, partners' equity in earnings, gain or loss on property transactions and performance stock option. This definition differs from the traditional EBITDA definition which does not include adjustments for extraordinary items, partners' equity in earnings, gain or loss on property transactions, provision for premature retirement of assets and performance stock option as follows:

                                                        1997       1996       1995       1994        1993
                                                        ----       ----       ----       ----        ----
      Extraordinary items ........................   $     38    $    524   $    717   $   --      $    619
      Partners' equity in earnings ...............        860       1,499     10,227     11,406      12,965
      (Gain) loss on property transactions .......     (8,808)       --         --          (79)      4,347
      Provision for premature retirement of assets       --        18,076     12,630       --          --
      Performance stock option ...................       --          --         --         --         4,407

     EBITDA is not intended to represent cash flow or any other measure of performance in accordance with generally accepted accounting principles ("GAAP"). EBITDA, as defined above, is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt.

(7) For purposes of calculating this ratio, earnings include net earnings before income taxes, extraordinary items, and the cumulative effect of accounting change, partners' equity in earnings of combined unincorporated partnerships and joint ventures that have fixed charges, fixed charges net of interest capitalized and amortization of capitalized interest. Fixed charges include interest expense on long-term debt (before capitalized interest) and the portion of rental expense allocated to interest.

(8) Ratio of long-term debt, excluding current installments, to partners' capital plus shareholders' equity at year end.

(9) As of December 31, 1997, the Company owned and operated 267 inns through wholly-owned subsidiaries and partnerships, one inn through an unincorporated partnership and one inn through an unincorporated joint venture.

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

     On January 3, 1998, La Quinta, Meditrust Corporation ("Meditrust REIT") and Meditrust Operating Company ("Meditrust Operating Company" and together with Meditrust REIT, the "Meditrust Companies") entered into an agreement and plan of merger (the "Merger Agreement"), pursuant to which the Company will merge with and into Meditrust REIT with Meditrust REIT being the surviving corporation (the "Merger"). In the Merger, La Quinta shares will be converted into Paired Shares of The Meditrust Companies, or converted into cash. As a result of the Merger, Meditrust REIT will acquire all of the assets and liabilities of the Company and Meditrust REIT will assume approximately $900 million of the Company's existing indebtedness.

     Under the terms of the Merger Agreement, shareholders of the Company will have the option to elect to receive either (i) common stock of the Meditrust Companies (the "Paired Shares"), or (ii) cash. The stock consideration will be payable in Paired Shares under an exchange ratio based on the average closing price of the Paired Shares for 20 randomly determined trading days in a 30-day period ending the eighth day prior to the Company's shareholder meeting called to consider the Merger (the "Meeting Date Price"). The Paired Shares issued in the Merger will be entitled to receive a cash earnings and profit distribution from Meditrust REIT.

     The Merger Agreement provides that Company shareholders receiving stock consideration will receive Paired Shares in an amount, based on the Meeting Date Price, equal to the difference between $26.00 and the earnings and profit distribution to be received per Company share, so long as the Meeting Date Price is between $34.20 and $41.80. Company shareholders electing to receive stock consideration will also receive the earnings and profit distribution so long as they hold the Paired Shares on the applicable record date. The earnings and profit distribution is expected to be declared immediately prior to the Merger, payable to all shareholders of record of the Meditrust Companies on a date to be determined by Meditrust between the fifteenth and the forty-fifth day following the Merger and payable within fifteen days of such record date.

     If the Meeting Date Price is greater than or equal to $41.80 but less than or equal to $45.60, the exchange ratio for each share of Company common stock exchanged into Paired Shares will be 0.6220, reduced by the consideration to be received in the earnings and profit distribution per Company share (resulting in total consideration based on the Meeting Date Price ranging from $26.00 to $28.36 per share of Company common stock, including the earnings and profit distribution, as the Meeting Date Price increases from $41.80 to $45.60). If the Meeting Date Price is greater than $45.60, then each Company share will be entitled to receive $28.36 in total consideration based on the Meeting Date Price, comprised of Paired Shares and the earnings and profit distribution referred to above.

     If the Meeting Date Price is less than $34.20 but greater than or equal to $30.40, the exchange ratio for each share of Company common stock exchanged into Paired Shares will be 0.7602, reduced by the amount to be received in the earnings and profit distribution per Company share (resulting in total consideration based on the Meeting Date Price ranging from $26.00 to $23.11 per share of Company common stock, including the earnings and profit distribution, as the Meeting Date Price decreases from $34.20 to $30.40). If the Meeting Date Price is below $30.40, the Company will have the right to terminate the Merger Agreement under certain circumstances, subject to a "top-up" right exercisable by Meditrust REIT which is designed to return total consideration per Company share based on the Meeting Date Price to at least $23.11, inclusive of the earnings and profit distribution. If the Meeting Date Price is below $28.50, the Company will have the unilateral right to terminate the Merger Agreement.

     All Company shareholders will have the right to elect cash consideration in the Merger for each of their shares of Company common stock. The Merger Agreement provides that Company shareholders electing to receive cash in the Merger will receive, subject to the maximum cash limitations, $26.00 per exchanged share of Company common stock. In the event that the amount to be paid both pursuant to cash elections in the Merger and in the earnings and profit distribution paid with respect to Paired Shares received by Company shareholders in the Merger exceeds approximately $521 million, the cash merger consideration will be distributed pro rata among those shares electing cash and all other Company shares will receive Paired Shares in the Merger. The maximum cash limitation of approximately $521 million (which includes the cash merger consideration and the earnings and profit distribution payable on Paired Shares issued in the Merger is not subject to adjustment based on the Meeting Date Price.

     The Merger is subject to various conditions including, without limitation, approval of the Merger by two-thirds of the outstanding shares of the Company common stock, by a majority of the outstanding shares of each of the Meditrust Companies, and regulatory agencies. Subject to the terms of a shareholders agreement, Gary L. Mead, Thomas M. Taylor & Co. and entities and individuals associated with certain members of the Bass family have agreed with the Meditrust Companies to vote approximately 29% of the outstanding shares of the Company common stock in favor of the Merger. These shareholders have also agreed to select cash consideration for all of their shares of Company common stock. It is currently anticipated that the Merger will be consummated in the second quarter of 1998.

     The Board of Directors authorized a three-for-two stock split effected in the form of a stock dividend effective in July 1996. Earnings per share and the weighted average number of shares outstanding have been adjusted to give effect to this distribution.

     At February 13, 1998, La Quinta had opened a total of 36 new Inn & Suites hotels and anticipates having a total of 65-70 Inn & Suites hotels open by the end of 1998 and 100 at the end of 1999. The new Inn & Suites hotels offer rooms designed to accommodate the needs of the guest irrespective of the purpose of the trip. The standard two-bedded room accommodates most short business trips or family travel. The King Plus(R) Extra rooms feature a king-size bed, refrigerator and microwave which may be desirable for longer stays. The Inn & Suites hotels also offer a select number of deluxe two-room suites with separate sitting and sleeping areas, double vanities, a sleeper sofa, and two closets, all of which are in addition to the amenities provided in the King Plus Extra rooms. In addition, the Inn & Suites hotels offer fitness centers and courtyards with gazebos and spas.

     During 1997 and 1996, the Company acquired the limited partners' interest in one and four, respectively of its combined unincorporated partnerships and joint ventures, which each owned one inn. The Company now has remaining one unincorporated partnership and one unincorporated joint venture, each owning one inn.

     The Company acquired eleven inns during the year ended December 31, 1995 for conversion to the La Quinta(R) brand.

     During 1995, the Company launched its Gold Medal(R) rooms program designed to strengthen the Company's ability to gain additional market share and pricing advantage relative to its competitors. The program improved the quality, functionality and value of guest rooms by enhancing the decor package, including fresh, new colors, rich wood furniture, contemporary bathrooms, built-in closets, oversized desks, 25 inch televisions and new draperies and bedspreads. Service enhancements include movies-on-demand, interactive video games from Nintendo(R), in room coffee makers, dataport telephones for computer connections and greatly expanded free television channel choices. The program required 20-30 rooms at a time to be taken out of available supply at an inn during the typical 10-12 week construction period. The Company did not adjust its available rooms or occupancy percentage for rooms unavailable due to construction as a result of this program. The Company completed the program during 1997.

     On June 15, 1995, AEW Partners, L.P. ("AEW") notified the Company that it would exercise, subject to certain conditions, its option to convert two-thirds of its ownership interest in La Quinta Development Partners, L.P. ("LQDP") into 7,949,732 shares of the Company's Common Stock. AEW also agreed to sell the remaining one-third of its ownership interest in LQDP to the Company for a negotiated price of $48.2 million in cash

(collectively, the "AEW Transaction"). The AEW Transaction was consummated on July 3, 1995. Upon conversion of the partnership interest into La Quinta Common Stock, the Company issued 7,949,732 shares of the Company's Common Stock having a fair market value of $142.8 million based on the July 3, 1995 New York Stock Exchange closing price. The conversion was accounted for by increasing shareholders' equity by the $46.4 million value of the option and recording a $46.4 million non-recurring, non-cash adjustment entitled Conversion of Partner's Interest into Common Stock below net earnings in the Statement of Operations. There was no net effect to shareholders' equity as a result of this accounting treatment. The sale to La Quinta of AEW's remaining one-third interest in LQDP was accounted for as an acquisition of a minority interest and purchase accounting was applied.

     The following chart shows certain historical operating statistics and revenue data. References to occupancy percentage, average daily rate ("ADR") and revenue per available room ("REVPAR") refer to Company Inns (inns owned by the Company or by unincorporated partnerships and joint ventures in which the Company owns at least a 40% interest). All financial data is related to Company Inns unless otherwise specified.

                                                                     Comparative Operating Statistics and Revenue Data
                                                       -------------------------------------------------------------------------
                                                                                Years Ended December 31
                                                       -------------------------------------------------------------------------
                                                           1997                          1996                          1995
                                                       -------------                 -------------                 -------------
                                                                      (in thousands, except rates and percentages)
Room revenue                                                $473,717                      $416,969                      $390,449
Other inn revenue                                             20,777                        17,895                        15,245
                                                       -------------                 -------------                 -------------
   Total inn revenue                                         494,494                       434,864                       405,694
Restaurant rental and other                                    7,965                         8,105                         8,071
Management services                                              110                            90                           154
                                                       -------------                 -------------                 -------------
   Total revenue                                            $502,569                      $443,059                      $413,919
                                                       =============                 =============                 =============
Occupancy percentage                                           69.4%                         68.9%                         70.8%
ADR                                                         $ 56.83                       $ 53.83                       $ 51.07
REVPAR                                                      $ 39.45                       $ 37.06                       $ 36.17
Available rooms                                               12,008                        11,251                        10,793

Year Ended December 31, 1997
Compared to Year Ended December 31, 1996

     Total revenues increased to $502,569,000 in 1997 from $443,059,000 in 1996, an increase of $59,510,000, or 13.4%. Of the total revenues reported in 1997, 98.4% were revenues from inns and 1.6% were revenues from restaurant rentals and other revenue.

     Inn revenues are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, phone, movie and vending commissions, meeting room and banquet revenues and laundry services. Inn revenues increased to $494,494,000 in 1997 from $434,864,000 in 1996, an increase of $59,630,000, or 13.7%. The increase in inn revenues was due primarily to an increase in ADR and occupancy along with the revenues associated with the opening of new Inn & Suites hotels. ADR increased to $56.83 in 1997 from $53.83 in 1996, an increase of $3.00, or 5.6%. Occupancy percentage increased .5 percentage points to 69.4% in 1997 from 68.9% in 1996. REVPAR, which is the product of occupancy percentage and ADR, increased 6.4% over 1996. Improvements in ADR and REVPAR are due, in part, to the completion of the Gold Medal rooms program during 1997.

     Restaurant rental and other revenues primarily include rental payments from restaurants owned by the Company and leased to and operated by third parties. Restaurant rental and other decreased to $8,075,000 in 1997 from $8,195,000 in 1996, a decrease of $120,000, or 1.5%.

     Direct expenses include costs directly associated with the operation of inns. In 1997, approximately 38.2% of direct expenses were represented by salaries, wages, and related costs. Other major categories of direct expenses include utilities, property taxes, repairs and maintenance, credit card discounts and room supplies. Direct expenses increased to $244,501,000 ($29.33 per occupied room) in 1997 compared to $218,738,000 ($28.24 per occupied room) in 1996, an increase of $25,763,000, or 11.8%. The increase in direct expenses period over period is primarily attributable to the growth in number of inns. As a percent of total revenues, direct expenses decreased to 48.7% in 1997 from 49.4% in 1996.

     Corporate expenses include the costs of general management, office rent, training and field supervision of inn managers and other marketing and administrative expenses. The major components of corporate expenses are salaries, wages and related expenses. Corporate expenses increased to $18,524,000 ($1.54 per available room) in 1997 from $18,450,000 ($1.64 per available room) in 1996. As a percent of total revenues, corporate expenses decreased to 3.7% in 1997 from 4.2% in 1996.

     Depreciation, amortization and asset retirements increased to $60,817,000 in 1997 from $48,105,000 in 1996, an increase of $12,712,000, or 26.4%. This is due primarily to the increase in number of inns and increased depreciation for inns due to the completion of the Gold Medal rooms program.

     A provision for premature retirement of assets totaling $18,076,000 was recorded during 1996. This non-cash charge is directly attributable to the Company's Gold Medal rooms program. During the program, the Company replaced certain furniture and fixtures before the end of their normal useful lives and therefore made adjustments to reflect shorter remaining lives.

     As a result of the above, operating income increased to $178,727,000 in 1997 from $139,690,000 in 1996, an increase of $39,037,000, or 27.9%. Operating income before the provision for premature retirement of assets increased to $178,727,000 in 1997 from $157,766,000 in 1996, an increase of $20,961,000, or
13.3%.

     Interest, net increased to $49,186,000 in 1997 from $41,812,000 in 1996, an increase of $7,374,000, or 17.6%. The increase in interest, net is primarily attributable to an increase in long-term borrowings and is partially offset by an increase in capitalized interest of $4,216,000. Interest, net includes capitalized interest of $9,645,000 and $5,429,000 in 1997 and 1996, respectively. The increase in capitalized interest is primarily due to the construction of new Inn & Suites hotels.

     Partners' equity in earnings reflects the interests of partners in the earnings of the combined unincorporated partnerships and joint ventures which are owned at least 50% and controlled by the Company. Partners' equity in earnings decreased to $860,000 in 1997 from $1,499,000 in 1996, a decrease of $639,000. This decrease reflects the Company's acquisition of the limited partner's interest in two of its combined unincorporated partnerships and joint ventures since September 1996.

     The gain on property transactions of $8,808,000 in 1997 is related to the disposition of certain properties. After a short transition period, these properties will not be operated by the Company or branded as La Quinta(R)Inns.

     Income taxes for 1997 were calculated using an effective income tax rate of 36.5% compared to an effective income tax rate of 37% for 1996. The reduction in the tax rate from 1996 to 1997 resulted from the successful resolution in the fourth quarter of 1997 of certain income tax issues for which tax expense had previously been provided.

     For the reasons discussed above, the Company reported earnings before extraordinary items of $87,304,000 in 1997 compared with $60,719,000 in 1996, an increase of $26,585,000, or 43.8%. Earnings before extraordinary items and the provision for premature retirement of assets, net of tax, increased $15,197,000, or 21.1% to $87,304,000 in 1997 from $72,107,000 in 1996.

     Extraordinary items, net of tax decreased to $38,000 in 1997 from $524,000 in 1996, and resulted primarily from prepayment fees related to the early extinguishment of approximately $1,740,000 and $16,707,000 of industrial development revenue bonds and long-term mortgage debt in 1997 and 1996, respectively.

     For the reasons  discussed  above,  the Company  reported  net  earnings of
$87,266,000  in  1997  compared  with   $60,195,000  in  1996,  an  increase  of
$27,071,000, or 45.0%.

Year Ended December 31, 1996
Compared to Year Ended December 31, 1995

     Total revenues increased to $443,059,000 in 1996 from $413,919,000 in 1995, an increase of $29,140,000, or 7.0%. Of the total revenues reported in 1996, 98.2% were revenues from inns and 1.8% were revenues from restaurant rentals and other revenue.

     Inn revenues  increased to $434,864,000 in 1996 from  $405,694,000 in 1995, an increase of $29,170,000, or 7.2%. The increase in inn revenues was due primarily to an increase in ADR along with the revenues associated with the opening of inns in 1996. ADR increased to $53.83 in 1996 from $51.07 in 1995. The increase in inn revenues is partially offset by a decrease in occupancy percentage from 70.8% in 1995 to 68.9% in 1996. The decrease in occupancy percentage primarily resulted from a significant number of rooms that were unavailable to rent because of construction related to the Gold Medal rooms program. REVPAR increased 2.5% over 1995. Improvements in ADR and REVPAR are due, in part, to the completion of the Gold Medal rooms program in most of the Company's major markets.

     Restaurant rental and other revenues decreased to $8,195,000 in 1996 from $8,225,000 in 1995, a decrease of $30,000.

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

     A provision for premature retirement of assets totaling $18,076,000 was recorded during 1996. This non-cash charge is directly attributable to the Company's Gold Medal rooms program. During the program, the Company replaced certain furniture and fixtures before the end of their normal useful life and therefore made adjustments to reflect shorter remaining lives. As a result the Company recorded non-cash provisions for premature retirement of assets of $18,076,000 and $12,630,000 in 1996 and 1995, respectively.

     As a result of the above, operating income increased to $139,690,000 in 1996 from $132,663,000 in 1995, an increase of $7,027,000, or 5.3%. Operating income before the provision for premature retirement of assets increased to $157,766,000 in 1996 from $145,293,000 in 1995, an increase of $12,473,000, or
8.6%.

     Interest, net increased to $41,812,000 in 1996 from $39,442,000 in 1995, an increase of $2,370,000, or 6.0%. The increase in interest, net is primarily attributable to the increase in borrowings used for capital expenditures related to the Gold Medal Rooms program, new inn construction and the purchase of treasury stock and is partially offset by an increase in capitalized interest of $4,116,000. Interest, net includes capitalized interest of $5,429,000 and $1,313,000 in 1996 and 1995, respectively. The increase in capitalized interest is primarily due to the construction of inns.

     Partners'  equity  in  earnings   decreased  to  $1,499,000  in  1996  from
$10,227,000 in 1995, a decrease of $8,728,000. This decrease is primarily attributable to the elimination of LQDP's equity in earnings since July 1995.

     Income taxes for 1996 were calculated using an effective income tax rate of 37% compared to an effective income tax rate of 38.1% for 1995. The reduction in the annual effective income tax rate resulted from the full year impact of the AEW Transaction.

     For the reasons discussed above, the Company reported earnings before extraordinary items of $60,719,000 in 1996 compared with $51,374,000 in 1995, an increase of $9,345,000, or 18.2%. Earnings before extraordinary items and the provision for premature retirement of assets, net of tax, increased $12,915,000, or 21.8% to $72,107,000 in 1996 from $59,192,000 in 1995.

     Extraordinary items, net of tax, of $524,000 were recorded during 1996 and resulted primarily from prepayment fees related to the early extinguishment of approximately $16,707,000 of long-term mortgage debt and industrial development revenue bonds.

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

Capital Resources and Liquidity

     During the year ended December 31, 1997, the Company's capital needs were met primarily through operating cash flows and through the issuance of $50 million of 7.27% Medium-Term Notes due 2007, the issuance of $50 million of 7.33% Medium-Term Notes due 2008 and borrowings under its $325 million Unsecured Line of Credit and its $75 million Bank Unsecured Line of Credit, as defined below. During the year ended December 31, 1996, the Company funded its capital needs primarily through operating cash flows, the issuance of $100 million of 7.25% Senior Unsecured Notes due 2004, the issuance of $50 million of 7.11% Medium-Term Notes due 2001 and borrowings under its $250 million Bank Unsecured Credit Facilities.

     At December 31,  1997,  the Company had a $325  million  Unsecured  Line of
Credit with a consortium of banks and a $75 million Bank Unsecured Line of Credit (together, the "Unsecured Credit Facilities"). The $325 million Unsecured Line of Credit matures February 2002 and the $75 million Bank Unsecured Line of Credit matures March 1998. At December 31, 1997, the Company had $64,694,000 available on its Unsecured Credit Facilities, net of $1,306,000 of letters of credit collateralizing certain mortgages. The Unsecured Credit Facilities bear interest at the prime rate or LIBOR, adjusted for an applicable margin, as defined in the related credit agreements. The applicable margin is determined quarterly based upon predetermined levels of cash flow to indebtedness or credit ratings received by specified credit rating agencies, as defined in the related credit agreements. At December 31, 1997, borrowings under the Unsecured Credit Facilities bear interest at LIBOR plus 33.75 basis points on $315,000,000 of outstanding borrowings and LIBOR plus 38.75 basis points on $19,000,000 of outstanding borrowings. The $325 million Unsecured Line of Credit requires a facility fee of 18.75 basis points on the average amount of the commitment.

     On February 12, 1998, the Company amended its $75 million Bank Unsecured Line of Credit. The amendment increased the Bank Unsecured Line of Credit to $125 million, extended its term to July 1998 and increased the applicable margin over LIBOR to 50 basis points.

     On August 15, 1997, La Quinta filed a shelf registration statement with the Securities and Exchange Commission which would allow the Company to issue up to $300,000,000 principal amount of Debt Securities. The registration statement became effective on August 25, 1997. The Company has not issued any Debt Securities under this registration statement.

     On January 19, 1996, La Quinta filed a shelf registration statement with the Securities and Exchange Commission which would allow the Company to issue up to $250 million principal amount of Debt Securities. The registration statement became effective on January 25, 1996. In February 1997, the Company issued $50 million of 7.27% Medium-Term Notes due 2007 and in July 1997, the Company issued $50 million of 7.33% Medium-Term Notes due 2008. During 1996, the Company issued $100 million of 7.25% Senior Unsecured Notes due 2004 and $50 million of 7.11% Medium-Term Notes due 2001 under this registration statement.

     At December 31, 1997, the Company had $2,110,000 of cash and cash equivalents, compared to $1,508,000 at December 31, 1996.

     Net cash provided by operating activities increased to $161,768,000 in 1997 from $148,262,000 in 1996, an increase of $13,506,000 or 9.1%. In 1996, net cash provided by operating activities increased by $19,464,000 or 15.1% from $128,798,000 in 1995. The increase in net cash provided by operating activities in both 1997 and 1996 was the result of improved REVPAR, which increased by 6.4% in 1997 and 2.5% in 1996 and increases in deferred income taxes.

     Net cash used by investing activities of $339,109,000 in 1997 and $275,179,000 in 1996 reflects expenditures related to the new Inn & Suites hotel construction projects and the Gold Medal rooms program. Net cash used in investing activities of $158,828,000 in 1995 reflects the impact of the AEW Transaction, the acquisition and conversion of eleven inns, cost related to the new Inn & Suites hotel construction projects and the Gold Medal rooms program.

     Net cash provided by financing activities was $177,943,000 in 1997 compared with $125,835,000 in 1996. The increase is primarily the result of increased borrowings to fund capital expenditures related to the Gold Medal rooms program, new Inn & Suites hotel construction and the purchase of treasury stock.

     The Board of Directors has authorized a series of plans for the repurchase of up to a total of $80,000,000 of the Company's common stock. During January 1996, the Board of Directors, through a resolution independent of the $80,000,000 series of repurchase plans, approved a private transaction for the repurchase of $11,500,000 of the Company's common stock from a related party (see note 13 of Notes to Combined Financial Statements). Total repurchases under these plans, including the private transaction, were approximately $84,358,000, of which approximately $22,905,000 were made during 1997.

Commitments

     The Company has made commitments of approximately $177,506,000 for the completion of Inn & Suites hotels for which construction had commenced as of December 31, 1997. Funds on hand, anticipated future cash flows and amounts available on the Company's Unsecured Credit Facilities as may be increased from time to time and its $300,000,000 shelf registration statement are expected to be sufficient to complete these projects. The Company will evaluate from time to time the appropriateness of other financing alternatives.

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

Year 2000

     In 1997, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in system failures or miscalculations. The Company is currently addressing its internal year 2000 issue with modifications to existing programs and conversions to new programs. The Company is also communicating with financial institutions, software vendors and others with which it conducts business to help them identify and resolve the year 2000 issue. The total cost of converting all internal systems has not been completely quantified, but it is not expected to be a material cost to the Company. However, no estimates can be made as to the potential adverse impact that may result from the failure of the Company's financial institutions, software vendors and others with which it conducts business to become year 2000 compliant. Costs related to the year 2000 issue are being expensed as incurred.

Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("Statement 130"), "Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. The Company will implement the statement in the required period. Adoption of the statement is not expected to have a material adverse effect on the Company's financial position or the results of its operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              LA QUINTA INNS, INC.

                             COMBINED BALANCE SHEETS
                                 (in thousands)
================================================================================

                                                                                  December 31
                                                                          --------------------------

ASSETS                                                                        1997           1996
                                                                          -----------    -----------
Current assets:
  Cash and cash  equivalents ..........................................   $     2,110    $     1,508
  Receivables:
   Trade and other (net of allowance of $191 and $108) ................        14,805         12,302
   Income taxes .......................................................          --            3,835
  Supplies and prepayments ............................................        14,673         10,811
  Deferred income taxes ...............................................         9,813          9,277
                                                                          -----------    -----------
        Total current assets ..........................................        41,401         37,733
                                                                          -----------    -----------
Notes receivable, excluding current installments (net of allowance
      of $1,793 in 1996) ..............................................         1,104          3,700
Property and equipment, net ...........................................     1,449,215      1,148,190
Deferred charges and other assets, at cost less applicable amortization        10,304         10,177
                                                                          -----------    -----------
        Total assets ..................................................   $ 1,502,024    $ 1,199,800
                                                                          ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt .............................   $    29,400    $    33,299
   Accounts payable ...................................................        73,605         55,088
   Accrued expenses ...................................................        49,521         53,584
                                                                          -----------    -----------
        Total current liabilities .....................................       152,526        141,971
                                                                          -----------    -----------
Long-term debt, excluding current installments ........................       872,285        659,369
Deferred income taxes, pension and other ..............................        42,020         29,591
Partners' capital .....................................................         2,667          3,293
Shareholders' equity:
   Common stock ($.10 par value per share; 200,000 and 100,000 shares
      authorized; 85,007 and 84,274 shares issued) ....................         8,501          8,427
   Additional paid-in capital .........................................       249,612        240,453
   Unearned officer's compensation ....................................        (1,016)          --
   Retained earnings ..................................................       270,462        188,610
   Treasury stock, at cost (7,870 and 6,704 shares) ...................       (95,033)       (71,914)
                                                                          -----------    -----------
      Total shareholders' equity ......................................       432,526        365,576
                                                                          -----------    -----------
      Total liabilities and shareholders' equity ......................   $ 1,502,024    $ 1,199,800
                                                                          ===========    ===========

            See accompanying notes to combined financial statements.

================================================================================

                              LA QUINTA INNS, INC.

                        COMBINED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
================================================================================

                                                                                             Years Ended December 31
                                                                                      -----------------------------------
                                                                                         1997         1996         1995
                                                                                      ---------    ---------    ---------
Revenues:
  Inn .............................................................................   $ 494,494    $ 434,864    $ 405,694
  Restaurant rental and other .....................................................       8,075        8,195        8,225
                                                                                      ---------    ---------    ---------
     Total revenues ...............................................................     502,569      443,059      413,919
                                                                                      ---------    ---------    ---------
Operating costs and expenses:
  Direct ..........................................................................     244,501      218,738      209,153
  Corporate .......................................................................      18,524       18,450       18,522
  Depreciation, amortization and asset retirements ................................      60,817       48,105       40,951
  Provision for premature retirement of assets ....................................        --         18,076       12,630
                                                                                      ---------    ---------    ---------
       Total operating costs and expenses .........................................     323,842      303,369      281,256
                                                                                      ---------    ---------    ---------
       Operating income ...........................................................     178,727      139,690      132,663
                                                                                      ---------    ---------    ---------
Other (income) expense:
  Interest, net ...................................................................      49,186       41,812       39,442
  Partners' equity in earnings ....................................................         860        1,499       10,227
  Net gain on property transactions ...............................................      (8,808)        --           --
                                                                                      ---------    ---------    ---------
       Earnings before income taxes and extraordinary items .......................     137,489       96,379       82,994
Income taxes ......................................................................      50,185       35,660       31,620
                                                                                      ---------    ---------    ---------
       Earnings before extraordinary items ........................................      87,304       60,719       51,374
Extraordinary items, net of income taxes ..........................................         (38)        (524)        (717)
                                                                                      ---------    ---------    ---------
       Net earnings ...............................................................      87,266       60,195       50,657
Conversion of partner's interest into common stock ................................        --           --        (46,364)
                                                                                      ---------    ---------    ---------
       Net earnings available to shareholders .....................................   $  87,266    $  60,195    $   4,293
                                                                                      =========    =========    =========


Basic earnings per share:
       Earnings after conversion of partner's interest into common stock and before
        extraordinary items .......................................................   $    1.13    $     .78    $     .07
       Extraordinary items, net of income taxes ...................................        --           (.01)        (.01)
                                                                                      ---------    ---------    ---------

       Net earnings available to shareholders .....................................   $    1.13    $     .77    $     .06
                                                                                      =========    =========    =========


Basic weighted average number of shares outstanding ...............................      77,426       77,736       74,360
                                                                                      =========    =========    =========

Diluted earnings per share:
     Earnings after conversion of partner's interest into common
       stock and before extraordinary items .......................................   $    1.09    $     .75    $     .07
     Extraordinary items, net of income taxes .....................................        --           (.01)        (.01)
                                                                                      ---------    ---------    ---------
     Net earnings available to shareholders .......................................   $    1.09    $     .74    $     .06
                                                                                      =========    =========    =========


Diluted weighted average number of shares outstanding .............................      80,160       80,961       77,991
                                                                                      =========    =========    =========

            See accompanying notes to combined financial statements.
================================================================================

                              LA QUINTA INNS, INC.

                   COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)
================================================================================

                                                                          Additional   Unearned                 Minimum
                                   Common Stock        Treasury Stock       Paid-In    Officer's   Retained     Pension
                                 Shares    Amount    Shares      Amount     Capital  Compensation  Earnings    Liability     Total
                                 ------    ------    ------      ------     -------  ------------  --------    ---------     -----
Balances at December 31, 1994 .. 48,759    $4,876    (2,361)    $(17,339)   $68,759    $   --      $134,409     $(1,474)   $189,231
  Exercise of stock options ....    824        82        (6)        (158)    11,228        --          --          --        11,152
  Purchase of treasury stock ...   --        --        (482)     (12,244)      --          --          --          --       (12,244)
  Conversion of partner's
     interest into common stock   5,300       530      --           --      142,234        --       (46,364)       --        96,400
  Dividends paid ...............   --        --        --           --         --          --        (4,957)       --        (4,957)
  Net earnings .................   --        --        --           --         --          --        50,657        --        50,657
  Minimum pension liability ....   --        --        --           --         --          --          --         1,474       1,474
                                 ------   -------   -------    ---------    -------    --------   ---------    --------    --------

Balances at December 31, 1995 .. 54,883     5,488    (2,849)     (29,741)   222,221        --       133,745        --       331,713
  Effect of stock split at
     July 15, 1996 ............. 27,678     2,768    (1,735)        --       (2,768)       --          --          --          --
  Exercise of stock options ....  1,713       171        (3)         (79)    21,000        --          --          --        21,092
  Purchase of treasury stock ...   --        --      (2,117)     (42,094)      --          --          --          --       (42,094)
  Dividends paid ...............   --        --        --           --         --          --        (5,330)       --        (5,330)
  Net earnings .................   --        --        --           --         --          --        60,195        --        60,195
                                 ------   -------   -------    ---------    -------    --------   ---------    --------    --------

Balances at December 31, 1996 .. 84,274     8,427    (6,704)     (71,914)   240,453        --       188,610        --       365,576
  Exercise of stock options ....    708        71       (10)        (214)     8,075        --          --          --         7,932
  Issuance of restricted stock
    and stock options ..........     25         3      --           --        1,084      (1,084)       --          --             3
  Purchase of treasury stock ...   --        --      (1,156)     (22,905)      --          --          --          --       (22,905)
  Dividends paid ...............   --        --        --           --         --          --        (5,414)       --        (5,414)
  Amortization of unearned
     officer's compensation ....   --        --        --           --         --            68        --          --            68
  Net earnings .................   --        --        --           --         --          --        87,266        --        87,266
                                 ------   -------   -------    ---------    -------    --------   ---------    --------    --------

  Balances at December 31, 1997  85,007    $8,501    (7,870)    $(95,033)   249,612     $(1,016)   $270,462    $   --      $432,526
                                 ======   =======   =======    =========    =======    ========   =========    ========    ========

            See accompanying notes to combined financial statements.
================================================================================

                              LA QUINTA INNS, INC.

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)
================================================================================

                                                                                               Years Ended December 31
                                                                                  -------------------------------------------------
                                                                                      1997              1996               1995
                                                                                  -----------        -----------        -----------
Cash flows from operating activities:
  Net earnings ............................................................       $    87,266        $    60,195        $    50,657
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization of property and equipment
       and asset retirements ..............................................            60,817             48,105             40,951
      Amortization of unearned officer's compensation .....................                68                 --                 --
      Provision for premature retirement of assets ........................                --             18,076             12,630
      Provision for deferred taxes ........................................            12,259              8,490              1,181
      Gain on property transactions .......................................            (8,808)                --                 --
      Partners' equity in earnings ........................................               860              1,499             10,227
      Changes in operating assets and liabilities:
        Receivables .......................................................              (856)               349               (537)
        Income taxes ......................................................            13,068              3,535              5,346
        Supplies and prepayments ..........................................            (4,321)            (2,431)            (1,818)
        Accounts payable and accrued expenses .............................             2,415              8,517              9,704
        Deferred charges and other assets .................................              (634)             1,804                656
        Deferred credits ..................................................              (366)               123               (199)
                                                                                  -----------        -----------        -----------
         Net cash provided by operating activities ........................           161,768            148,262            128,798
                                                                                  -----------        -----------        -----------


Cash flows from investing activities:
  Construction, purchase and conversion of inns ...........................          (251,516)          (148,977)           (77,502)
  Other capital expenditures ..............................................          (110,891)          (116,799)           (39,976)
  Proceeds from property transactions .....................................            21,026                201                 14
  Purchase of partners' equity interests ..................................               (81)            (9,232)           (48,200)
  Decrease (increase) in notes receivable and investments .................             2,353               (372)             6,836
                                                                                  -----------        -----------        -----------
         Net cash used by investing activities ............................          (339,109)          (275,179)          (158,828)
                                                                                  -----------        -----------        -----------


Cash flows from financing activities:
  Proceeds from line of credit and long-term borrowings ...................         1,047,122            651,149            645,723
  Principal payments on line of credit and long-term borrowings ...........          (837,172)          (494,105)          (601,121)
  Capital distributions to partners .......................................              (722)            (1,129)            (2,495)
  Dividends to shareholders ...............................................            (5,414)            (5,330)            (4,957)
  Purchase of treasury stock ..............................................           (29,487)           (24,012)           (12,346)
  Purchase of treasury stock from related party ...........................                --            (11,500)                --
  Net proceeds from stock transactions ....................................             3,616             10,762              5,227
                                                                                  -----------        -----------        -----------
         Net cash provided by financing activities ........................           177,943            125,835             30,031
                                                                                  -----------        -----------        -----------
Increase (decrease) in cash and cash equivalents ..........................               602             (1,082)                 1
Cash and cash equivalents at beginning of year ............................             1,508              2,590              2,589
                                                                                  -----------        -----------        -----------
Cash and cash equivalents at end of year ..................................       $     2,110        $     1,508        $     2,590
                                                                                  ===========        ===========        ===========


            See accompanying notes to combined financial statements.
================================================================================

                              LA QUINTA INNS, INC.

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)
================================================================================

                                                                                                    Years Ended December 31
                                                                                            ----------------------------------------
                                                                                               1997           1996            1995
                                                                                            ----------      ---------       --------
Supplemental schedule of non-cash investing and financing activities:

Tax benefit from stock options exercised ...........................................         $ 4,319         $10,330         $ 6,027
Debt incurred in connection with acquisitions of unincorporated
     partnerships and joint ventures ...............................................           2,500           3,700              --
Accrual for purchase of treasury stock .............................................              --           6,582              --
Effect of stock split ..............................................................              --           2,768              --
Adjustment to carrying value of property and equipment .............................              --              --          51,081
Conversion of partner's interest into common stock .................................              --              --          46,364
Minimum pension liability ..........................................................              --              --           2,889




            See accompanying notes to combined financial statements.
================================================================================

                              LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
================================================================================

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

     The Company develops, owns and operates hotels. At December 31, 1997, the Company owned and operated 267 hotels in 28 states, concentrated in the Western and Southern United States.

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

Self-Insurance Programs

     The Company uses a paid loss retrospective insurance plan for general and auto liability and workers' compensation whereby the Company is effectively self-insured. Predetermined loss limits have been arranged with insurance companies to limit the Company's per occurrence cash outlay.

     The Company maintains a self-insurance program for major medical and hospitalization coverage for employees and dependents which is partially funded by payroll deductions. Payments for major medical and hospitalization to individual participants less than specified amounts are self-insured by the Company.

     Provisions have been made in the combined financial statements which represent the expected future payments based on estimated ultimate cost for incidents incurred through the balance sheet date. Accrued self-insurance liabilities totaled approximately $16,413,000 and $20,762,000 at December 31, 1997 and 1996, respectively.

Advertising

     Substantially all costs of advertising, promotion and marketing programs are charged to operations in the year incurred. These costs were approximately $24,773,000, $19,370,000 and $17,523,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

Use of Estimates

     The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

================================================================================

                              LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
================================================================================

Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("Statement 130"), "Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. The Company will implement the statement in the required period. Adoption of the statement is not expected to have a material adverse effect on the Company's financial position or the results of its operations.

(2) PROPERTY AND EQUIPMENT

     At December 31, 1997 and 1996, property and equipment, net consisted of the following:

                                                              December 31
                                                        ------------------------
                                                           1997          1996
                                                        ----------    ----------
                                                             (in thousands)
Buildings ..........................................    $1,172,119    $  988,711
Furniture, fixtures and equipment ..................       197,453       148,691
Land and leasehold improvements ....................       206,039       183,207
Construction in progress ...........................       209,346       120,286
                                                        ----------    ----------
   Total property and equipment ....................     1,784,957     1,440,895
Less accumulated depreciation and amortization .....       335,742       292,705
                                                        ----------    ----------
   Property and equipment, net .....................    $1,449,215    $1,148,190
                                                        ==========    ==========


     At December 31, 1997, approximately $209,392,000 of the net property and equipment shown above is pledged as collateral under certain mortgages and industrial development revenue bonds ("IRBs").

     Property and equipment is recorded at cost. Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful lives of the assets as follows: 40 years for buildings; 4 to 10 years for furniture, fixtures and equipment; 10 to 20 years for improvements to land and leaseholds. Maintenance and repairs are charged to operations as incurred. Expenditures for improvements are capitalized.

     Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Losses on impairment are determined by comparing the sum of the expected future undiscounted cash flows to the carrying amount of the asset. Impairment losses are recognized in operating income as they are determined.

     At December 31, 1997 and 1996, land and leasehold improvements includes $1,315,000 for properties held for sale stated at the lower of cost or estimated net realizable value. Charges to reduce the carrying amounts of properties held for sale to net realizable value are recognized in income.

     The Company launched its Gold Medal rooms program during the third quarter of 1995. During this program, the Company replaced certain furniture and fixtures before the end of their normal useful life and therefore made adjustments to reflect shorter remaining lives. As a result, the Company recorded non-cash provisions for premature retirement of assets of $18,076,000 and $12,630,000 during 1996 and 1995, respectively. The Company completed the program during 1997.



================================================================================

                              LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
================================================================================
 (3)  LONG-TERM DEBT

     At December 31, 1997 and 1996, long-term debt consisted of the following:

                                                                             December 31
                                                                         -------------------
                                                                           1997       1996
                                                                         --------   --------
                                                                           (in thousands)

Mortgage loans maturing 1998-2001 (8.85% weighted average effective
   interest rate) ....................................................   $ 54,291   $ 58,337
Industrial development revenue bonds, maturing 1998-2012
   (5.41% weighted average effective interest rate) ..................     39,917     49,394
Unsecured line of credit, maturing February 28, 2002
   (6.83% effective interest rate at December 31, 1997) ..............    315,000         --
Bank unsecured line of credit, maturing March 15, 1998 (6.36%
   effective interest rate at December 31, 1997) .....................     19,000         --
Bank unsecured line of credit ........................................         --    210,100
7.40% Senior unsecured notes, due 2005 (7.55% effective interest rate)     99,927     99,917
7.25% Senior unsecured notes, due 2004 (7.13% effective interest rate)    101,050    101,220
7.11% Medium-Term notes, due 2001 (7.25% effective interest rate) ....     50,000     50,000
7.27% Medium-Term notes, due 2007 (7.36% effective interest rate) ....     50,000         --
7.33% Medium-Term notes, due 2008 (7.36% effective interest rate) ....     50,000         --
9.25% Senior unsecured subordinated notes, due 2003 (9.58% effective
   interest rate) ....................................................    120,000    120,000
Other ................................................................      2,500      3,700
                                                                         --------   --------
     Total long-term debt ............................................    901,685    692,668
Less current installments ............................................     29,400     33,299
                                                                         --------   --------
     Long-term debt, excluding current installments ..................   $872,285   $659,369
                                                                         ========   ========


     At December 31,  1997,  the Company had a $325  million  Unsecured  Line of
Credit with a consortium of banks and a $75 million Bank Unsecured Line of Credit (together, the "Unsecured Credit Facilities"). The $325 million Unsecured Line of Credit matures February 2002 and the $75 million Bank Unsecured Line of Credit matures March 1998. At December 31, 1997, the Company had $64,694,000 available on its Unsecured Credit Facilities, net of $1,306,000 of letters of credit collateralizing certain mortgages. The Unsecured Credit Facilities bear interest at the prime rate or LIBOR, adjusted for an applicable margin, as defined in the related credit agreements. The applicable margin is determined quarterly based upon predetermined levels of cash flow to indebtedness or credit ratings received by specified credit rating agencies, as defined in the related credit agreements. At December 31, 1997, borrowings under the Unsecured Credit Facilities bear interest at LIBOR plus 33.75 basis points on $315,000,000 of outstanding borrowings and LIBOR plus 38.75 basis points on $19,000,000 of outstanding borrowings. The $325 million Unsecured Line of Credit requires a facility fee of 18.75 basis points on the average amount of the commitment.

     Annual maturities for the five years subsequent to December 31, 1997 and thereafter are as follows:

                                                           (in thousands)
      1998 ..............................................     $ 29,400
      1999 ..............................................       10,736
      2000 ..............................................       50,284
      2001 ..............................................       64,598
      2002 ..............................................      317,141
      Thereafter ........................................      429,526
                                                              --------
                                                              $901,685
                                                              ========

================================================================================

                              LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
================================================================================

     Maturities for the years ended December 31, 1998 and 2002 include the $19,000,000 and $315,000,000 balances on the $75 million Bank Unsecured Line of Credit and the $325 million Unsecured Line of Credit, respectively.

     Interest paid during the years ended December 31, 1997, 1996 and 1995 amounted to $56,358,000, $44,501,000 and $39,912,000, respectively.

     On August 15, 1997, La Quinta filed a shelf registration statement with the Securities and Exchange Commission which would allow the Company to issue up to $300,000,000 principal amount of Debt Securities. The registration statement became effective on August 25, 1997. The Company has not issued any Debt Securities under this registration statement.

     The Company recognizes losses on early extinguishments of long-term debt as extraordinary items in the period in which the debt is extinguished. The Company reported extraordinary items, net of income taxes, of $38,000, $524,000 and
$717,000 in 1997, 1996 and 1995, respectively, related to the early extinguishment of long-term debt.

     The Company is obligated by agreements relating to sixteen issues of IRBs in an aggregate amount of $37,600,000 to purchase the bonds at face value prior to maturity under certain circumstances. The bonds have floating interest rates which are indexed periodically. Bondholders may, when the rate is changed, put the bonds to the designated remarketing agent. If the remarketing agent is unable to resell the bonds, it may draw upon an irrevocable letter of credit which secure the IRBs. In such event, the Company would be required to repay the funds drawn on the letters of credit within 24 months. As of December 31, 1997 no draws had been made upon any such letters of credit. The schedule of annual maturities shown above includes these IRBs as if they will not be subject to repayment prior to maturity. Assuming all bonds under such IRB arrangements are presented for payment prior to December 31, 1998 and the remarketing agents are unable to resell such bonds, the maturities of long-term debt shown above would increase by $20,610,000 for the year ending December 31, 2000.

     The Unsecured Credit Facilities and certain agreements associated with IRBs are governed by a uniform covenant agreement. The most restrictive covenants provide for the following: minimum net worth, limitations on the incurrence of debt, mergers, sales of substantial assets, loans and advances, certain investments or any material changes in character of business.

     The Company's 7.4% Senior Unsecured Notes due 2005, 7.25% Senior Unsecured Notes due 2004, 7.11% Medium-Term Notes due 2001, 7.27% Medium-Term Notes due 2007 and 7.33% Medium-Term Notes due 2008 are all governed by a Trust Indenture dated September 15, 1995. The Trust Indenture contains covenants which place limitations on certain liens on assets, sale and leaseback transactions, mergers and the sale of substantially all of the assets of the Company.

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

     At December 31, 1997, the Company was in compliance with all restrictions and covenants.

================================================================================

                              LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
================================================================================

(4) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     At December 31, 1997 and 1996, accounts payable and accrued expenses consisted of the following:

                                                               December 31
                                                          ----------------------
                                                            1997          1996
                                                          -------        -------
                                                              (in thousands)
Accounts payable:
     Construction ................................        $40,059        $30,920
     Trade .......................................         16,224         16,125
     Cash overdrafts .............................         11,405          7,043
     Income taxes ................................          4,914             --
     Other .......................................          1,003          1,000
                                                          -------        -------
                                                          $73,605        $55,088
                                                          =======        =======


Accrued expenses:
     Payroll and employee benefits ...............        $22,282        $25,570
     Property taxes ..............................         12,485         10,607
     Interest ....................................         11,676          8,241
     Other .......................................          3,078          2,584
     Treasury stock purchase .....................             --          6,582
                                                          -------        -------
                                                          $49,521        $53,584
                                                          =======        =======

================================================================================

                              LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
================================================================================

(5) UNINCORPORATED PARTNERSHIPS AND JOINT VENTURES

     At December 31, 1997, the Company had a 50% ownership interest in one unincorporated partnership and a 60% ownership interest in one unincorporated joint venture. Summary financial information with respect to unincorporated partnerships and joint ventures included in the combined financial statements is provided below in order to provide further understanding of the Company's structure and to present the financial position and results of operations of the unincorporated partnerships and joint ventures included in the combined financial statements. Cost and equity investments are not included in other summarized data as such investments are not considered significant.

     The following financial information includes the activity of the acquired unincorporated partnerships and joint ventures through the date of acquisition (see note 15).

                                                                   December 31
                                                                 ---------------
                                                                  1997     1996
                                                                 ------   ------
                                                                  (in thousands)
ASSETS
Total current assets ..........................................  $  442   $  827
Property and equipment, net ...................................   5,868    7,335
Deferred charges and other assets .............................       5        9
                                                                 ------   ------
                                                                 $6,315   $8,171
                                                                 ======   ======


LIABILITIES AND OWNERS' EQUITY
Total current liabilities .....................................  $  549   $  766
Long-term debt, excluding current installments of $412 and $488 351 763 Owners' equity:
     Company's ................................................   2,748    3,349
     Partners' ................................................   2,667    3,293
                                                                 ------   ------

                                                                 $6,315   $8,171
                                                                 ======   ======



                                                    Years Ended December 31
                                               ---------------------------------
                                                 1997        1996        1995
                                               --------    --------    --------
                                                        (in thousands)

Revenues ...................................   $  5,066    $  9,625    $ 58,265
Operating costs and expenses ...............      3,019       6,124      38,434
                                               --------    --------    --------
Operating income ...........................      2,047       3,501      19,831
Other deductions, principally interest .....        (51)        (70)     (1,019)
                                               --------    --------    --------
     Pretax earnings .......................   $  1,996    $  3,431    $ 18,812
                                               ========    ========    ========
Equity in pretax earnings:
     Company's .............................   $  1,136    $  1,932    $  8,585
     Partners' .............................        860       1,499      10,227
                                               --------    --------    --------
                                               $  1,996    $  3,431    $ 18,812
                                               ========    ========    ========

================================================================================

                              LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
================================================================================

(6) INCOME TAXES

     Income tax expense attributable to income from continuing operations consists of:

                                                 Years Ended December 31
                                       -----------------------------------------
                                        1997             1996              1995
                                       -------          -------          -------
Federal .....................                       (in thousands)
  Current ...................          $33,554          $24,540          $26,992
  Deferred ..................           10,850            7,393            1,015
                                       -------          -------          -------
                                        44,404           31,933           28,007
                                       -------          -------          -------
State
  Current ...................            4,372            2,630            3,447
  Deferred ..................            1,409            1,097              166
                                       -------          -------          -------
                                         5,781            3,727            3,613
                                       -------          -------          -------
Total .......................          $50,185          $35,660          $31,620
                                       =======          =======          =======


The effective tax rate varies from the statutory rate for the following reasons:

                                                      Years Ended December 31
                                                --------------------------------
                                                  1997        1996        1995
                                                --------    --------    --------
                                                         (in thousands)

Tax expense at statutory rate ...............   $ 48,121    $ 33,732    $ 29,048
State income taxes, net of Federal benefit ..      3,757       2,512       2,482
Other, net ..................................     (1,693)       (584)         90
                                                --------    --------    --------
   Provision for income taxes ...............   $ 50,185    $ 35,660    $ 31,620
                                                ========    ========    ========


The following are cash transactions relating to the Company's income taxes:

                                                 Years Ended December 31
                                         ---------------------------------------
                                           1997           1996             1995
                                         -------         -------         -------
                                                      (in thousands)

Income taxes paid ..............         $27,417         $23,326         $24,777
                                         =======         =======         =======
Income tax refund ..............         $ 2,577         $     5         $   111
                                         =======         =======         =======


================================================================================

                              LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996 are presented below:

                                                                                      December 31
                                                                                --------------------
                                                                                  1997        1996
                                                                                --------    --------
                                                                                   (in thousands)
Deferred tax assets:
   Notes receivable and land, principally due to allowance and write-downs for
      financial reporting purposes ...........................................   $  1,311    $  1,983
   Property and equipment, principally due to acquisitions of
      partnership interests ..................................................     11,788      13,627
   Expense provisions and deferred gains .....................................     12,128      12,592
                                                                                 --------    --------
   Total gross deferred tax assets ...........................................     25,227      28,202
                                                                                 --------    --------
Deferred tax liabilities:
   Property and equipment, principally due to differences in
      depreciation and capitalized interest ..................................    (50,219)    (40,156)
   Other .....................................................................     (2,268)     (3,047)
                                                                                 --------    --------
   Total gross deferred tax liabilities ......................................    (52,487)    (43,203)
                                                                                 --------    --------
   Net deferred tax liability ................................................   $(27,260)   $(15,001)
                                                                                 ========    ========


     The Company anticipates that the reversal of existing taxable temporary differences will more likely than not provide sufficient taxable income to realize the tax benefits of the remaining deferred tax assets.

(7)  SHAREHOLDERS' EQUITY

     The Company adopted Statement of Financial Accounting Standards No. 128, ("FAS 128") during 1997. FAS 128 specifies computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. All prior period earnings per share amounts have been restated in accordance with FAS 128.

     In accordance with FAS 128, the Company has presented basic earnings per share, computed on the basis of the weighted average number of shares outstanding during the period, and diluted earnings per share, computed on the basis of the weighted average number of shares and all dilutive potential shares outstanding during the period. A reconciliation between basic and diluted weighted average number of shares outstanding and the related earnings per share calculation is presented below.

                                                                                     1997      1996      1995
                                                                                   -------   -------   -------
Earnings after conversion of partner's interest into
   common stock and before extraordinary items .................................   $87,304   $60,719   $ 5,010
                                                                                   =======   =======   =======


Basic weighted average number of shares outstanding ............................    77,426    77,736    74,360
Dilutive effect of stock options ...............................................     2,734     3,225     3,631
                                                                                   -------   -------   -------
Diluted weighted average number of shares outstanding ..........................    80,160    80,961    77,991
                                                                                   =======   =======   =======


Basic earnings per share after conversion of partner's interest into common stock and before extraordinary
   items .......................................................................   $  1.13   $   .78   $   .07
Diluted earnings per share after conversion of partner's
   interest into common stock and before extraordinary
   items .......................................................................   $  1.09   $   .75   $   .07

================================================================================

                              LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
================================================================================

     Stock options with exercise prices greater than the average market price of the Company's common stock for the applicable periods are excluded from the computation of diluted weighted average number of shares outstanding. Such options totaled approximately 664,000, 415,000 and 236,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The AEW conversion option, as described below, was also excluded from the computation of 1995 diluted number of shares outstanding as it was antidilutive for the periods prior to its exercise.

     The Board of Directors authorized a three-for-two stock split effected in the form of a stock dividend effective in July 1996. Earnings per share, the weighted average number of shares outstanding and the following information have been adjusted to give effect to this distribution.

     The Board of Directors has authorized a series of plans for the repurchase of up to a total of $80,000,000 of the Company's common stock. During January 1996, the Board of Directors, through a resolution independent of the $80,000,000 series of repurchase plans, approved a private transaction for the repurchase of $11,500,000 of the Company's common stock from a related party (see note 13). Total repurchases under these plans, including the private transaction, were approximately $84,358,000, of which approximately $22,905,000 were made during 1997.

     The Company's stock option plans cover the granting of options to purchase an aggregate of 11,966,297 common shares. Options granted under the plans are issuable to certain officers, employees and directors generally at prices not less than fair market value at date of grant. Options are generally exercisable in four equal installments on successive anniversary dates of the date of grant and are exercisable thereafter in whole or in part. Outstanding options not exercised expire ten years from the date of grant. Generally, the stock option plan documents provide for immediate vesting of all unvested options outstanding upon a "change in control", as defined therein. The Company accounts for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Upon exercise, the excess of the option price received over the par value of the shares issued, net of expenses, is credited to additional paid-in capital.

     In accordance with APB 25, the Company recognized compensation cost totaling approximately $650,000 as a charge to shareholders' equity in 1997 for stock options granted at prices below market on the date of grant. This charge is amortized as compensation expense ratably over the vesting period of the stock option grants. Such compensation expense totaled approximately $41,000 during 1997.




================================================================================

                              LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
================================================================================

     A summary of the status of the Company's stock option plans at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:

                                                             1997                          1996                       1995
                                                    ------------------------      ----------------------        --------------------
                                                                    Wtd Avg                     Wtd Avg                     Wtd Avg
                                                     Shares         Ex Price      Shares        Ex Price        Shares      Ex Price
                                                     ------         --------      ------        --------        ------      --------
Outstanding at beginning
   of year ..................................       7,564,874       $ 8.11       8,602,598       $ 6.21       9,489,704       $ 5.05
Granted .....................................       1,692,175        19.05       1,140,781        19.00         673,313        17.99
Canceled or expired .........................        (215,836)       18.41        (209,965)       14.40        (323,607)        4.28
Exercised ...................................        (708,403)        5.35      (1,968,540)        5.47      (1,236,812)        4.22
                                                    ---------                   ----------                   ----------
Outstanding at end of year ..................       8,332,810        10.30       7,564,874         8.11       8,602,598         6.21
                                                    =========                   ==========                   ==========
Exercisable at end of year ..................       5,892,361         4.84       5,969,894         5.52       6,905,570         5.04
                                                    =========                   ==========                   ==========
Weighted average fair value of
   options granted ..........................         $ 6.99                    $     6.18                   $     6.23

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rates of 6.13, 5.70 and 6.12 percent; expected dividend yields of .35,
 .45 and .50 percent; expected lives of 3.72, 3.44 and 3.97 years; and expected volatilities of 37, 37 and 36 percent.

     Had the compensation cost for these plans been determined consistent with Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                                         1997             1996               1995
                                                                      --------         ----------          ---------
 Net Earnings:                             As Reported                $ 87,266         $   60,195          $  50,657
                                           Pro Forma                  $ 84,805         $   58,952          $  50,278

 Basic Earnings Per Share:                 As Reported                $   1.13         $      .77          $     .68
                                           Pro Forma                  $   1.10         $      .76          $     .68

 Diluted Earnings Per Share:               As Reported                $   1.09         $      .74          $     .65
                                           Pro Forma                  $   1.06         $      .73          $     .64

     The net earnings and earnings per share information for 1995 shown above does not reflect the $46,364,000 non-recurring, non-cash item related to the AEW Transaction as further discussed in note 15.

     The Company is not required to apply the Statement 123 method of accounting to stock options granted prior to January 1, 1995. As the above pro forma disclosures do not reflect compensation cost attributable to options granted prior to January 1, 1995, the pro forma amounts reflected above may not be a representation of future results.





================================================================================

                              LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
================================================================================

            The following table summarizes information about stock options outstanding at December 31, 1997:

                                              Options Outstanding                                    Options Exercisable
                        ---------------------------------------------------------------    -----------------------------------------
       Range                 Number                Wtd Avg                                      Number
         of              Outstanding at           Remaining               Wtd Avg            Exercisable                 Wtd Avg
  Exercise Prices           12/31/97           Contractual Life        Exercise Price        at 12/31/97              Exercise Price
-------------------    ----------------      ------------------      ------------------    ----------------           --------------
$  2.33 to     6.02           3,987,571              4.23 Years           $  3.12                 3,987,571              $  3.12
  11.70 to    15.47           1,640,996              6.92                   12.73                 1,212,509                12.06
  16.67 to    22.63           2,704,243              8.66                   19.40                   692,281                19.22
                         --------------                                                    ----------------
   2.33 to    22.63           8,332,810              6.20                   10.30                 5,892,361                 4.84
                         ==============                                                    ================


     During 1996, 150,000 options to purchase the Company's common stock were granted to an officer of the Company, subject to shareholder approval. The Company obtained shareholder approval at its Annual Meeting of Shareholders in May 1997. These options were included in the above disclosures for 1997 stock options granted, weighted average fair value of stock options granted, pro forma earnings and pro forma earnings per share.

     The exercise of non-qualified stock options results in state and federal income tax benefits to the Company related to the difference between market price at the date of exercise and the option price. During 1997, 1996 and 1995, approximately $4,319,000, $10,330,000 and $6,027,000, respectively, was credited to additional paid-in capital for the tax benefits of options exercised.

     During 1997, 25,000 shares of restricted common stock were issued to an officer of the Company. These shares vest in four equal installments on successive anniversary dates of the date of grant. In accordance with APB 25, the Company recognized compensation cost totaling approximately $434,000 as a charge to shareholders' equity in 1997 for the restricted stock grant. This charge is amortized as compensation expense ratably over the vesting period of the restricted stock grant. Such compensation expense totaled approximately $27,000 during 1997.

     Under the terms of the La Quinta Development Partners, L.P. ("LQDP" or the "Development Partnership") partnership agreement, AEW Partners, L.P. ("AEW Partners") had the ability to convert 66 2/3% of its 60% ownership in the Development Partnership into a specified number of shares of the Company's Common Stock (adjusted for stock splits, cash dividends and distributions from LQDP to AEW). As further discussed in note 15, AEW exercised its conversion option during 1995 and 7,949,732 shares of the Company's common stock were issued to AEW. These shares were registered with the Securities and Exchange Commission and were sold, together with 30,375 shares of the Company's Common Stock owned by AEW prior to the conversion, in an underwritten secondary public offering.

(8)  PENSION PLAN AND OTHER

     The La Quinta Retirement Plan (the "Plan") is a defined benefit pension plan covering all employees. Benefits accruing under the Plan are determined according to a career average benefit formula which is integrated with Social Security benefits. For each year of service as a participant in the Plan, an employee accrues a benefit equal to one percent of his or her annual compensation plus .65 percent of compensation in excess of the Social Security covered compensation amount. The Company's funding policy for the Retirement Plan is to annually contribute the minimum amount required by federal law.

     The Supplemental Executive Retirement Plan and Trust (the "SERP") covers a select group of management employees. Benefits under the SERP are determined by a formula which considers service and total compensation; the results of the formula-derived benefit are then reduced by the participant's pension entitlement from the Plan.

================================================================================

                              LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
================================================================================

     The following table sets forth the funded status and amounts recognized in the Company's combined financial statements for the Plan at December 31, 1997 and 1996:

                                                                    December 31
                                                                --------------------
                                                                  1997        1996
                                                                --------    --------
                                                                   (in thousands)

Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested
      benefits of $11,807 and $9,006 ........................   $(13,556)   $(10,171)
                                                                ========    ========


   Projected benefit obligation for services rendered to date   $(17,926)   $(13,246)
   Plan assets at fair value, primarily marketable securities     14,312      10,338
                                                                --------    --------
   Projected benefit obligation in excess of plan assets ....     (3,614)     (2,908)
   Unrecognized net loss from past experiences different from
      those assumed .........................................      3,096       1,702
   Prior service costs ......................................      1,006       1,180
                                                                --------    --------
   Accrued pension costs ....................................   $    488    $    (26)
                                                                ========    ========


     The following table sets forth the funded status and amounts recognized in the Company's combined financial statements for the SERP at December 31, 1997 and 1996:

                                                                                       December 31
                                                                                    ------------------
                                                                                      1997      1996
                                                                                    -------    -------
                                                                                      (in thousands)
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested benefits of $1,466 and $1,065   $(2,306)   $(1,743)
                                                                                    =======    =======
   Projected benefit obligation for services rendered to date ...................   $(4,857)   $(4,590)
   Unrecognized net gain from past experiences different from those assumed .....      (599)      (152)
   Prior service costs ..........................................................      (413)      (236)
                                                                                    -------    -------
      Accrued pension costs .....................................................   $(5,869)   $(4,978)
                                                                                    =======    =======


     The Company maintains a trust account intended for use in settling benefits due under the SERP. The Company had no funds accumulated in the trust account at December 31, 1997 and 1996. As a result of the execution of the Merger Agreement (as further described in note 16), a "Potential Change in Control", as defined in the SERP document, has occurred. This event requires the Company to make a contribution to the trust sufficient to meet funding obligations as described in the SERP document within 90 days of signing the Merger Agreement.

The assumptions used in the calculations shown above were:

                                                    1997              1996
                                                -------------     -------------

Discount rate................................           7.00%             7.50%
Expected long-term rate of return on assets..           8.00%             8.00%
Rate of increase in compensation levels......   5.00% - 6.00%     5.00% - 6.00%


================================================================================

                              LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
================================================================================

     The combined net periodic pension cost for the Plan and the SERP includes the following components:

                                                      Years Ended December 31
                                                  -----------------------------
                                                   1997       1996       1995
                                                  -------    -------    -------
                                                          (in thousands)

Service cost (benefits earned during the period)  $ 2,083    $ 2,144    $ 1,571
Interest cost on projected benefit obligation ..    1,283      1,298      1,072
Actual return on plan assets ...................   (2,640)      (963)    (1,639)
Net amortization and deferral ..................      395        577        410
Net deferred asset gain ........................    1,785        195      1,041
                                                  -------    -------    -------


     Net periodic pension cost .................  $ 2,906    $ 3,251    $ 2,455
                                                  =======    =======    =======


     In addition to providing pension benefits, the Company sponsors a 401(k) Savings Plan and Trust (the "Savings Plan"). The Savings Plan is designed to be a qualified plan under sections 401 and 410 through 417 of the Internal Revenue Code. Under the Savings Plan, eligible employees are allowed to defer income on a pre-tax basis through contributions to the Savings Plan and the Company matches a portion of such contributions. The Company's matching contributions totaled approximately $200,000, $170,000 and $157,000 in 1997, 1996 and 1995,
respectively.

================================================================================

                              LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
================================================================================

(9) OPERATING LEASES

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

     Future annual minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1997 follow:

                                                              (in thousands)
              1998.....................................            $  3,247
              1999.....................................               3,036
              2000.....................................               2,749
              2001.....................................               2,120
              2002.....................................               1,983
              Thereafter...............................               3,720
                                                                  ---------
              Total minimum payments required..........            $ 16,855
                                                                  =========


     Total rental expense for operating leases was approximately $3,735,000, $3,258,000 and $3,188,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Lessor

     The Company leases restaurants it owns to third parties. The leases are accounted for as operating leases expiring during a period from 1998 to 2017 and provide for minimum rentals and contingent rentals based on a percentage of annual sales in excess of stipulated amounts. The following is a summary of restaurant property leased at December 31, 1997:

                                                             (in thousands)
             Buildings......................................     $32,229
             Less:  accumulated depreciation................      12,378
                                                              ----------
                                                                  19,851
             Land...........................................      18,140
                                                              ----------
                 Total leased property......................    $ 37,991
                                                              ==========


     Minimum future rentals to be received under the noncancelable restaurant leases in effect at December 31, 1997 follow:

                                                                  (in thousands)
             1998.............................................        $ 6,172
             1999.............................................          5,908
             2000.............................................          5,472
             2001.............................................          4,809
             2002.............................................          4,125
             Thereafter.......................................         15,786
                                                                   ----------
                                                                      $42,272
                                                                   ==========

================================================================================

                              LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
================================================================================

     Contingent rental income amounted to approximately  $1,149,000,  $1,270,000
and  $1,198,000  for  the  years  ended  December  31,  1997,   1996  and  1995,
respectively.

(10 COMMITMENTS

     The Company has made commitments of approximately $177,506,000 for the completion of Inn & Suites hotels for which construction had commenced as of December 31, 1997. Funds on hand, anticipated future cash flows and amounts available on the Company's Unsecured Credit Facilities as may be increased from time to time and its $300,000,000 shelf registration statement are expected to be sufficient to complete these projects.

(11) CONTINGENCIES

     In January 1998, two lawsuits were filed in the District Court of Bexar County, Texas on behalf of stockholders of the Company against the Company, certain directors and officers of the Company, and Meditrust Corporation (collectively, the "Defendants"). The lawsuits are captioned Robbins v. Razzouk, et al, Cause No. 98CI-00192, and Brody v. Razzouk, et al, Cause No. 98CI-00456 (the "Actions"). The complaints in the Actions allege, among other things, that Defendants (other than Meditrust) have breached their fiduciary duties to stockholders by agreeing in the Merger Agreement to Merger Consideration which is "grossly inadequate", by failing to solicit competing bids or to provide a "market check", by failing to conduct a full and thorough investigation, and by failing to make adequate public disclosure regarding the transaction. The independence of the directors of the Company is also questioned. The complaints allege that Meditrust aided and abetted the alleged breaches of duty by the other Defendants. The complaints in the Actions seek, among other things, (i) a declaration that Defendants have breached their fiduciary duties to members of the alleged class, (ii) a declaration that the proposed transaction is a legal nullity, (iii) an order preliminarily and permanently enjoining consummation of the proposed transaction, (iv) if the proposed transaction is consummated, an order to rescind it, (v) the award of compensatory damages, and (vi) the award of costs, disbursements and attorneys fees.

     La Quinta believes that each of these lawsuits is without merit and intends to defend them vigorously.

     The Company is party to various other lawsuits and claims generally incidental to its business. The Company does not anticipate any amounts which it may be required to pay as a result of an adverse determination of such legal proceedings, individually or in the aggregate, or any other relief granted by reason, thereof, will have a material adverse effect on the Company's financial position or results of operations.



================================================================================

                              LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
================================================================================

(12) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The unaudited combined results of operations by quarter are summarized below:

                                                              First        Second        Third        Fourth
                                                             Quarter       Quarter       Quarter      Quarter
                                                           -----------   -----------    ---------    ---------
                                                                 (in thousands, except per share data)
Year ended December 31, 1997:
   Revenues ............................................   $   113,353   $   135,666    $ 137,898    $ 115,652
   Operating income ....................................        38,032        53,502       50,002       37,191
   Earnings before extraordinary items .................        16,648        25,636       28,917       16,103
   Net earnings ........................................        16,648        25,636       28,879       16,103
   Basic earnings per share before extraordinary
     items .............................................           .21           .33          .37          .21
   Basic earnings per share ............................           .21           .33          .37          .21
   Diluted earnings per share before extraordinary
     items .............................................           .21           .32          .36          .20
   Diluted earnings per share ..........................   $       .21   $       .32    $     .36    $     .20

Year ended December 31, 1996:
   Revenues ............................................   $   102,758   $   116,022    $ 121,902    $ 102,377
   Operating income ....................................        27,857        42,676       43,796       25,361
   Earnings before extraordinary items .................        10,867        20,157       20,649        9,046
   Net earnings ........................................        10,867        19,913       20,484        8,931
   Basic earnings per share before extraordinary
     items .............................................           .14           .26          .26          .11
   Basic earnings per share ............................           .14           .26          .26          .11
   Diluted earnings per share before extraordinary
     items .............................................           .13           .25          .25          .11
   Diluted earnings per share ..........................   $       .13   $       .25    $     .25    $     .11

Year ended December 31, 1995:
   Revenues ............................................   $    96,735   $   110,043    $ 113,906    $  93,235
   Operating income ....................................        32,692        40,936       34,538       24,497
   Earnings before extraordinary items .................        11,070        16,691       14,932        8,681
   Conversion of partner's interest into
     common stock ......................................            --            --      (46,364)          --
   Net earnings (loss) available to
     shareholders ......................................        11,070        16,691      (32,149)       8,681
   Basic earnings (loss) per share after conversion of
     partner's interest into common stock and before
     extraordinary items ..............................            .16           .24         (.40)         .11
   Basic earnings (loss) per share
     available to shareholders .........................           .16           .24         (.41)         .11
   Diluted earnings (loss) per share after conversion of
     partner's interest into common stock and before
     extraordinary items ...............................           .15           .23         (.40)         .11
   Diluted earnings (loss) per share available to
     shareholders ......................................   $       .15   $       .23    $    (.41)   $     .11

================================================================================

                              LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
================================================================================

     The decrease in net earnings (loss) available to shareholders in the third quarter of 1995 resulted from the provision for premature retirement of assets of $8,577,000, $5,309,000 net of tax (see note 2) and the conversion of partner's interest into common stock of $46,364,000 (see note 15).

(13) RELATED PARTY TRANSACTIONS

Stock Repurchase

     On January 22, 1996, the Company agreed to purchase 750,000 shares of its common stock for $11,500,000 from The Airlie Group L.P. ("Airlie"). Airlie is an investment limited partnership of which a corporation owned by a director of the Company is an indirect co-general partner. These shares were purchased at a discount to the closing stock price as of January 19, 1996. This transaction was approved by the Board of Directors through a resolution independent of the $80,000,000 series of stock repurchase plans described in note 7.

Other Recurring Transactions

     La  Quinta   pays  all  direct   operating   expenses   on  behalf  of  the
unincorporated partnerships and joint ventures and is reimbursed for all such payments.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these items. The carrying value for notes receivable approximates the fair value based on the estimated underlying value of the collateral. The fair value of the Company's long-term debt as estimated based on the current market prices for the same or similar issues or on the current rates available to the Company for debt of the same maturities was approximately $921,173,000 and $699,183,000 at December 31, 1997 and 1996, respectively.

     During 1997, the Company entered into two forward interest rate agreements in anticipation of future debt issuance. These agreements fix the interest rate at 6.44% for $120,000,000 of debt expected to be issued in May 1998. The rate agreements will settle in cash in May 1998, based on the differential between the agreed upon rates. Assuming market rates in effect at December 31, 1997, the Company would pay $5,835,000 upon maturity of these agreements. Due to fluctuation in interest rates, this amount may not be representative of the amount the Company will actually receive or pay upon maturity of these agreements. In accounting for such agreements, the Company recognizes the payment received or paid on the settlement date as an adjustment to interest expense over the term of the underlying debt. The Company is subject to credit risk depending on the counterparties involved as cash settlements are not required until maturity.

================================================================================

                              LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
================================================================================

(15) ACQUISITION OF PARTNERS' INTERESTS

     During 1997 and 1996, the Company acquired the limited partners' interest in one and four, respectively, of its combined unincorporated partnerships and joint ventures, which each owned one inn. The Company now has remaining one unincorporated partnership and one unincorporated joint venture, each owning one inn.

     In 1995, the Company acquired all of AEW Partners, L.P. ("AEW") limited partner's interest in La Quinta Development Partners, L.P. ("LQDP"), which owned 47 inns. The acquisition was effected through the issuance of common stock and cash as described below.

     On June 15, 1995, AEW notified the Company that it would exercise, subject to certain conditions, its option to convert two-thirds of its ownership interest in LQDP into 7,949,732 shares of the Company's Common Stock. AEW also agreed to sell the remaining one-third of its ownership interest in LQDP to the Company for a negotiated price of $48.2 million in cash (collectively, the "AEW Transaction"). The AEW Transaction was consummated on July 3, 1995. Upon conversion of the partnership interest into La Quinta Common Stock, the Company issued 7,949,732 shares of the Company's Common Stock having a fair market value of $142.8 million based on the July 3, 1995 New York Stock Exchange closing price. Pursuant to the provisions of the LQDP Partnership Agreement, the shares issued upon conversion were sold in a registered underwritten secondary public offering.

     The conversion was accounted for by increasing shareholders' equity by the $46.4 million value of the option and recording a $46.4 million non-cash adjustment entitled Conversion of Partner's Interest into Common Stock below net earnings in the Statement of Operations. There was no net effect on shareholders' equity as a result of this accounting treatment. The sale to La Quinta of AEW's remaining one-third interest in LQDP was accounted for as an acquisition of a minority interest and purchase accounting was applied.

     The following unaudited pro forma information reflects the combined results of operations of the Company as if the AEW Transaction had occurred on January 1, 1995, after giving effect to certain adjustments. The pro forma information does not reflect the $46.4 million non-recurring, non-cash item described above. The pro forma basic and diluted per share effect of this item is ($.59) and ($.57), respectively, for the year ended December 31, 1995. The pro forma results are not necessarily indicative of operating results that would have occurred had the AEW Transaction been consummated as of the beginning of 1995, nor are they necessarily indicative of future operating results.

                                                      (Unaudited)
                                                       Pro Forma
                                              Year Ended December 31, 1995
                                          ------------------------------------
                                          (in thousands, except per share data)

Total revenues ...........................          $   413,919
                                                    ===========

Earnings before extraordinary items ......          $    54,698
                                                    ===========

Basic earnings before extraordinary
   items per share .......................          $       .70
                                                    ===========

Diluted earnings before extraordinary
   items per share .......................          $       .67
                                                    ===========

================================================================================

                              LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
================================================================================

(16) MERGER AGREEMENT

     On January 3, 1998, La Quinta, Meditrust Corporation ("Meditrust REIT") and Meditrust Operating Company ("Meditrust Operating Company" and together with Meditrust REIT, the "Meditrust Companies") entered into an agreement and plan of merger (the "Merger Agreement"), pursuant to which the Company will merge with and into Meditrust REIT with Meditrust REIT being the surviving corporation (the "Merger"). In the Merger, La Quinta shares will be converted into Paired Shares of The Meditrust Companies, or converted into cash. As a result of the Merger, Meditrust REIT will acquire all of the assets and liabilities of the Company and Meditrust REIT will assume approximately $900 million of the Company's existing indebtedness.

     Under the terms of the Merger Agreement, shareholders of the Company will have the option to elect to receive either (i) common stock of the Meditrust Companies (the "Paired Shares"), or (ii) cash. The stock consideration will be payable in Paired Shares under an exchange ratio based on the average closing price of the Paired Shares for 20 randomly determined trading days in a 30-day period ending the eighth day prior to the Company's shareholder meeting called to consider the Merger (the "Meeting Date Price"). The Paired Shares issued in the Merger will be entitled to receive a cash earnings and profit distribution from Meditrust REIT.

     The Merger Agreement provides that Company shareholders receiving stock consideration will receive Paired Shares in an amount, based on the Meeting Date Price, equal to the difference between $26.00 and the earnings and profit distribution to be received per Company share, so long as the Meeting Date Price is between $34.20 and $41.80. Company shareholders electing to receive stock consideration will also receive the earnings and profit distribution so long as they hold the Paired Shares on the applicable record date. The earnings and profit distribution is expected to be declared immediately prior to the Merger, payable to all shareholders of record of the Meditrust Companies on a date to be determined by Meditrust between the fifteenth and the forty-fifth day following the Merger and payable within fifteen days of such record date.

     If the Meeting Date Price is greater than or equal to $41.80 but less than or equal to $45.60, the exchange ratio for each share of Company common stock exchanged into Paired Shares will be 0.6220, reduced by the consideration to be received in the earnings and profit distribution per Company share (resulting in total consideration based on the Meeting Date Price ranging from $26.00 to $28.36 per share of Company common stock, including the earnings and profit distribution, as the Meeting Date Price increases from $41.80 to $45.60). If the Meeting Date Price is greater than $45.60, then each Company share will be entitled to receive $28.36 in total consideration based on the Meeting Date Price, comprised of Paired Shares and the earnings and profit distribution referred to above.

     If the Meeting Date Price is less than $34.20 but greater than or equal to $30.40, the exchange ratio for each share of Company common stock exchanged into Paired Shares will be 0.7602, reduced by the amount to be received in the earnings and profit distribution per Company share (resulting in total consideration based on the Meeting Date Price ranging from $26.00 to $23.11 per share of Company common stock, including the earnings and profit distribution, as the Meeting Date Price decreases from $34.20 to $30.40). If the Meeting Date Price is below $30.40, the Company will have the right to terminate the Merger Agreement under certain circumstances, subject to a "top-up" right exercisable by Meditrust REIT which is designed to return total consideration per Company share based on the Meeting Date Price to at least $23.11, inclusive of the earnings and profit distribution. If the Meeting Date Price is below $28.50, the Company will have the unilateral right to terminate the Merger Agreement.

     All Company shareholders will have the right to elect cash consideration in the Merger for each of their shares of Company common stock. The Merger Agreement provides that Company shareholders electing to receive cash in the Merger will receive, subject to the maximum cash limitations, $26.00 per exchanged share of Company common stock. In the event that the amount to be paid both pursuant to cash elections in the Merger

================================================================================

                              LA QUINTA INNS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
================================================================================

and in the earnings and profit distribution paid with respect to Paired Shares received by Company shareholders in the Merger exceeds approximately $521 million, the cash merger consideration will be distributed pro rata among those shares electing cash and all other Company shares will receive Paired Shares in the Merger. The maximum cash limitation of approximately $521 million (which includes the cash merger consideration and the earnings and profit distribution payable on Paired Shares issued in the Merger) is not subject to adjustment based on the Meeting Date Price.

     The Merger is subject to various conditions including, without limitation, approval of the Merger by two-thirds of the outstanding shares of the Company common stock, by a majority of the outstanding shares of each of the Meditrust Companies, and regulatory agencies. Subject to the terms of a shareholders agreement, Gary L. Mead, Thomas M. Taylor & Co. and entities and individuals associated with certain members of the Bass family have agreed with the Meditrust Companies to vote approximately 29% of the outstanding shares of the Company common stock in favor of the Merger. These shareholders have also agreed to select cash consideration for all of their shares of Company common stock. It is currently anticipated that the Merger will be consummated in the second quarter of 1998.

(17) AMENDMENT TO $75 MILLION BANK UNSECURED LINE OF CREDIT

     On February 13, 1998, the Company amended its $75 million Bank Unsecured Line of Credit. The amendment increased the Bank Unsecured Line of Credit to $125 million, extended its term to July 1998 and increased the applicable margin over LIBOR to 50 basis points.


================================================================================

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
La Quinta Inns, Inc.:

     We have audited the combined balance sheets of La Quinta Inns, Inc. as of December 31, 1997 and 1996 and the related combined statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of La Quinta Inns, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                           KPMG PEAT MARWICK LLP
San Antonio, Texas
January 23, 1998, except
for note 17, which is
as of February 12, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Directors of Registrant

Certain information concerning current directors is set forth below:

                        Served as
                        Director
Director                 Since         Age             Principal Occupation
--------                 -----         ---             --------------------

Dr. William H.
Cunningham               1985           54        Chancellor  of The  University
                                                  of    Texas    System    since
                                                  September 1992; prior thereto,
                                                  President of The University of
                                                  Texas at Austin from September
                                                  1985 to September  1992;  Dean
                                                  of  the  College  of  Business
                                                  Administration   and  Graduate
                                                  School  of   Business  of  The
                                                  University  of Texas at Austin
                                                  from  1983  to  August   1985;
                                                  Director  of   Jefferson-Pilot
                                                  Corporation,   LBJ  Foundation
                                                  Board,  John Hancock Advisors,
                                                  Inc. and advisory  director of
                                                  Texas Commerce Bank-Austin.

Gary L. Mead(1)          1992           50        Director  and   President  and
                                                  Chief Executive Officer of the
                                                  Company  since  March 3, 1992;
                                                  Executive   Vice    President-
                                                  Finance of Motel 6 G.P., Inc.,
                                                  the  sole  general  partner of
                                                  Motel 6,  L.P.,  from  October
                                                  1987 to January 1991.

William J. Razzouk       1996           50        President,   Chief   Operating
                                                  Officer   and    Director   of
                                                  Storage USA since August 1997;
                                                  prior  thereto,   Director and
                                                  Chief  Executive   Officer  of
                                                  Advanta  Information Services,
                                                  Inc.  since  September   1996;
                                                  President &  Chief   Operating
                                                  Officer  for  America  Online,
                                                  Inc.  February  1996  to  June
                                                  1996;     Executive       Vice
                                                  President, World Wide Customer
                                                  Operations for Federal Express
                                                  from 1993  to February   1996;
                                                  Senior Vice President-Sales  &
                                                  Customer  Service, World  Wide
                                                  for  Federal   Express    from
                                                  1990-1993;  Director  of Fritz
                                                  Companies Inc. since  February
                                                  1998.

                      Served as
                       Director
Director                 Since         Age             Principal Occupation
--------                 -----         ---             --------------------


Peter Sterling           1991          56         Vice   President   and   Chief
                                                  Financial  Officer  of  Sid R.
                                                  Bass,  Inc.  and Lee M.  Bass,
                                                  Inc.  (diversified  investment
                                                  firms)   since   September  1,
                                                  1983.

Kenneth T. Stevens       1995          46         Chairman  and Chief  Executive
                                                  Officer  of  Banc  One  Retail
                                                  Group   since  May  1,   1996;
                                                  President    of   Taco    Bell
                                                  Corporation  from June 1994 to
                                                  April  1996;   prior  thereto,
                                                  Executive    Vice   President-
                                                  Marketing &  New Concepts from
                                                  May 1993  to June 1994; Senior
                                                  Vice  President-Treasurer   of
                                                  PepsiCo, Inc. from August 1992
                                                  to  May  1993;   Senior   Vice
                                                  President-Strategic   Planning
                                                  from   April  1991  to  August
                                                  1992.

Thomas M. Taylor         1991          55         Chairman  of the  Board of the
                                                  Company since 1994;  President
                                                  of Thomas M.  Taylor & Co. (an
                                                  investment   consulting  firm)
                                                  since   1985;   President   of
                                                  TMT-FW     (a      diversified
                                                  investment     firm)     since
                                                  September  1989;  director  of
                                                  Kirby  Corporation,  MacMillan
                                                  Bloedel     Limited,     Moore
                                                  Corporation  and John  Wiley &
                                                  Sons,  Inc.,  Chairman  of the
                                                  Board of Encal Energy, Ltd.

(1) Pursuant to the terms of a five-year Employment Agreement entered into between the Company and Mr. Mead on March 3, 1992, the Board of Directors of the Company nominated him for election as a director of the Company as part of management's slate of nominees at each annual meeting of shareholders and appointed Mr. Mead to the Board's Executive Committee during the term of such Employment Agreement. This Employment Agreement expired by its terms on March 3, 1997.

     Except as indicated above, none of the directors is a director of any other Company which has a class of securities registered under, or is required to file reports under, the Securities Exchange Act of 1934 or of any Company registered under the Investment Company Act of 1940.

(b)  Executive Officers of the Registrant

     Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the regular annual meeting of the Board of Directors following the next Annual Meeting of Shareholders and until his/her successor is duly elected and qualified.


Name                      Age          Position
----                      ---          --------

Gary L. Mead               50          President and Chief Executive Officer
                                        and Director
Ezzat S. Coutry            53          Executive Vice President and Chief
                                        Operating Officer
Steven T. Schultz          51          Executive Vice President and Chief
                                        Development Officer
Stephen B. Hickey          53          Sr. Vice President - Marketing
William S. McCalmont       42          Sr. Vice President and Chief
                                        Financial Officer
John F. Schmutz            50          Vice President - General Counsel
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

     Steven T. Schultz has been Executive Vice President and Chief Development Officer of the Company since December 1997. He served as Senior Vice President - Development of La Quinta Inns, Inc. from June 1992 to December 1997. He served as Senior Vice President - Development of Embassy Suites from October 1986 to June 1992.

     Stephen B. Hickey has been Senior Vice President - Marketing of the Company since June 1995. He served as Senior Vice President - Marketing of T.G.I Friday's, Inc. from September 1989 to June 1995. He served as Vice President - Corporate Marketing of Wendy's International from October 1988 to August 1989.

     William S. McCalmont has been Senior Vice President and Chief Financial Officer of the Company since October 1997. He served as Senior Vice President and Chief Financial Officer of FelCor Suite Hotels from July 1996 to October 1997. He served as Vice President - Treasurer of Harrah's Entertainment from June 1995 to July 1996. He served as Vice President - Treasurer of The Promus Companies from November 1991 to June 1995.

     John F. Schmutz has been Vice President - General Counsel and Secretary of the Company since June 1992. He served as Vice President - General Counsel of Sbarro, Inc. from May 1991 to June 1992. He served as Vice President - Legal of Hardee's Food Systems, Inc. from April 1983 to May 1991.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table contains information with respect to compensation for services rendered in all capacities to the Company during the years ended December 31, 1997, 1996 and 1995 for each of the five most highly compensated executive officers of the Company.

                                                                                    Long-term
                                                                                   Compensation
                                               Annual Compensation                   Awards
                                               -------------------                   ------
                                                                                    Securities
                                                                                    Underlying                 All Other
Name/Position                Year            Salary           Bonus(a)             Options/SARs             Compensation(b)
-------------                ----            ------           --------             ------------             ---------------
Gary L. Mead                 1997           $350,000          $100,000               250,000(c)                 $5,336
President and CEO            1996            350,000            95,000               281,250(c)                  3,968
                             1995            350,000           255,000                   --                      3,968

                                                                                      Long-term
                                                                                    Compensation
                                                  Annual Compensation                  Awards
                                                  -------------------                  ------
                                                                                     Securities
                                                                                     Underlying                 All Other
Name/Position                Year            Salary            Bonus(a)             Options/SARs             Compensation(b)
-------------                ----            ------            --------             ------------             ---------------
Ezzat S. Coutry              1997           $300,000           $100,000                 50,000(e)                 $3,456
Executive Vice President     1996             28,846(d)         100,000                500,000(e)                    576
Chief Operating Officer      1995                 --                 --                     --                        --


Stephen B. Hickey            1997           $215,000            $51,000                 50,000(f)                 $3,456
Senior Vice President        1996            210,000             41,900                        --                  3,456
Marketing                    1995            110,385             56,400                300,000(f)                  2,016


John F. Schmutz              1997           $164,000           $ 34,000                 45,000(g)                 $2,678
Vice President               1996            159,000             29,000                 15,000(g)                  1,618
General Counsel              1995            155,000             63,000                     --                     1,566


Steven T. Schultz            1997           $215,200           $100,000                200,000(h)                 $3,456
Executive Vice President     1996            210,000             44,800                 52,500(h)                  2,088
Chief Development Officer    1995            205,000             98,400                       --                   1,827

--------------------

(a)  These   amounts  are  the  cash  awards  under  the   Company's   Incentive
     Compensation Plan.

(b) All Other Compensation for named individuals consists of the value of life insurance premiums. Other Annual Compensation for Messrs. Mead, Coutry, Hickey, Schmutz and Schultz consists of personal benefits including automobile allowance, relocation and closing costs on the purchase of homes, and in certain cases, income tax preparation. For the years 1995 and 1996, the amounts of Other Annual Compensation for each individual named above aggregated less than (a) 10% of the total annual salary and bonus for each individual or (b) $50,000, whichever was lower. Accordingly, no such amounts are included in the Table.

(c) On February 22, 1996, Mr. Mead received options for the purchase of 281,250 shares at an option price of $18.417. Of these options, 140,626 shares have vested, with the remaining one-half vesting in February 1999 and February 2000. On February 26, 1997, Mr. Mead received options for the purchase of 250,000 shares at an option price of $19.875. Of these options, 62,500 shares have vested, with the remaining three-fourths vesting in February 1999, February 2000 and February 2001.

(d)  Mr. Coutry began employment on November 9, 1996.

(e) On October 1, 1996, Mr. Coutry received a grant to purchase 500,000 shares of Common Stock at an option price of $19.375. Of these options, 125,000 shares have vested, with the remaining three-fourths vesting in October 1998, October 1999 and October 2000. On December 1, 1997, Mr. Coutry received options for the purchase of 50,000 shares at an option price of $19.063. These options shall vest in four cumulative installments of 12,500 shares in December 1998, December 1999, December 2000 and December 2001.

(f) Mr. Hickey received a grant to purchase 300,000 shares of Common Stock at $18.917 per share on June 5, 1995. Of these options, 150,000 shares have vested, with the remaining one-half vesting in June 1998 and June 1999. On December 1, 1997, Mr. Hickey received options for the purchase of 50,000 shares at an option price of $19.063. These options shall vest in four cumulative installments of 12,500 shares in December 1998, December 1999, December 2000 and December 2001.

(g) On February 22, 1996, Mr. Schmutz received a grant to purchase 15,000 shares at an option price of $18.417. Of these options, 7,500 have vested, with the remaining one-half vesting in February 1999 and February 2000.

     On February 26, 1997, Mr. Schmutz received a grant to purchase 20,000 shares at an option price of $19.875. Of these options, 5,000 have vested, with the remaining three-fourths vesting in February 1999, February 2000 and February 2001. On December 1, 1997, Mr. Schmutz received options for the purchase of 25,000 shares at an option price of $19.063. These options shall vest in four cumulative installments of 6,250 shares in December 1998, December 1999, December 2000 and December 2001.

(h) On February 22, 1996, Mr. Schultz received a grant to purchase 52,500 shares at an option price of $18.417. Of these options, 26,250 shares have vested, with the remaining one-half vesting in February 1999 and February 2000. On February 26, 1997, Mr. Schultz received a grant to purchase 150,000 shares at an option price of $19.875. Of these options, 37,500 have vested, with the remaining three-fourths vesting in February 1999, February 2000 and February 2001. On December 1, 1997, Mr. Schultz received options for the purchase of 50,000 shares at an option price of $19.063. These options shall vest in four cumulative installments of 12,500 shares in December 1998, December 1999, December 2000 and December 2001.

Stock Options

     The following table summarizes as to each of the five most highly compensated executive officers of the Company, the number and terms of stock options granted during the year ended December 31, 1997:



                                               Stock Option Grants In Last Fiscal Year
                                               ---------------------------------------

                                     Individual Grants
                                  --------------------------
                                                   Percent of                                          Potential Realizable Value
                                                     Total                                                of Assumed Annual
                                                    Options                                              Rates of Stock Price
                                  Number of        Granted to                                                Appreciation
                                  Securities       Employees                                                for Option Term
                                  Underlying           in               Exercise                         -----------------------
                                   Options           Fiscal             Price $/       Expiration
Name                               Granted            Year                Share           Date           5%                  10%
----                               -------            ----                -----           ----           --                  ---
Gary L. Mead                      250,000             16.2%             $19.875        02/25/2007      $3,124,820         $7,918,908

Ezzat S. Coutry                    50,000              3.2%             $19.063        11/30/2007        $559,431         $1,519,076

Stephen B. Hickey                  50,000              3.2%             $19.063        11/30/2007        $559,431         $1,519,076

John F. Schmutz                    20,000              1.3%             $19.875        02/25/2007        $249,986           $633,513
                                   25,000              1.6%             $19.063        11/30/2007        $299,715           $759,538

Steven T. Schultz                 150,000              9.7%             $19.875        02/25/2007      $1,874,892         $4,751,345
                                   50,000              3.2%             $19.063        11/30/2007        $599,431         $1,519,076


All Stockholders                    N/A               N/A                 N/A                 N/A    $922,390,417     $2,337,518,418

All Optionees                  1,542,175            100.00%            $19.014(1)             N/A     $18,441,024        $46,733,175

All Optionees as % of
All Stockholders' Gain               N/A              N/A                 N/A                 N/A            2.0%               2.0%

---------------

(1) Represents the weighted average exercise price of options granted to all optionees.

              Aggregated Stock Option Exercises in Last Fiscal Year
                     and Fiscal Year End Stock Option Values

     The following table provides information concerning the exercise of stock options during 1997, and the year-end value of unexercised options for each of the five most highly compensated executive officers of the Company.

                                                                        Number of
                             Shares                               Securities Underlying
                            Acquired                                   Unexercised                     Value of Unexercised
                               on             Value                   Stock Options                 In-the-Money Stock Options
               Name         Exercise         Realized         Exercisable/Unexercisable(1)         Exercisable/Unexercisable(2)
               ----         --------         --------         -----------------------------        ----------------------------

Gary L. Mead                   ---             ---                  4,253,126/328,124                 $60,686,692/$165,514

Ezzat S. Coutry                ---             ---                    125,000/425,000                 $    27,375/$108,675

Stephen B. Hickey              ---             ---                    150,000/200,000                 $   101,550/$128,100

John F. Schmutz               50,000        $1,015,938                173,499/47,500                  $ 2,404,825/$ 22,103

Steven T. Schultz              ---             ---                    286,749/188,750                 $ 3,018,616/$ 57,446


(1) Exercisable options include those exercisable within 60 days after January 31, 1998.

(2) These amounts were calculated by subtracting the exercise price from the market value of underlying securities at year-end based on a price per share of $19.594, which represents an average of the high and low of the Company's Common Stock on December 31, 1997, the last trading day of the year.


                            COMPENSATION OF DIRECTORS

     The Company's 1997 Equity Participation Plan permits non-employee directors of the Company to receive stock options for 30,375 shares of the Company's common stock annually in lieu of annual retainers and all meeting fees previously paid by the Company to non-employee directors. These options are granted annually following the election of directors at each Annual Meeting of Shareholders and vest immediately upon grant. Options granted to directors are for ten-year terms at per share exercise prices of not less than the fair market value of the Company's stock on the date of each annual grant and are exercisable (except under the general acceleration provisions of the 1997 Equity Participation Plan upon an offer that results in the acquisition of 40% or more of the Company's outstanding stock) on the anniversary date of each grant. Such grants are in lieu of all annual retainers or directors' fees, and assist in ensuring that directors will be closely aligned with the equity interests of shareholders, thereby promoting the Board's continued focus on further enhancement of shareholder value.

     In the event a non-employee director ceases to be a director of the Company for any reason, any such option granted to such a director expires one (1) year from the date that the person ceased to be a director of the Company. The Board of Directors may grant an option for 30,375 shares (or a pro rata portion thereof) to any new non-employee director elected to fill a vacancy on the Board or newly created Board seat between Annual Meetings of Shareholders in lieu of a retainer and meeting fees.

     The provisions relating to the grant of stock options to non-employee directors may not be amended more than once every six months, except to conform the 1997 Equity Participation Plan to any changes that may have occurred in the Internal Revenue Code, the Employee Retirement Income Security Act, or the rules thereunder.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The Company knows of no person who, as of January 31, 1998, owned beneficially more than five percent (5%) of the Company's outstanding voting securities, except as indicated in the table below.

                                                 Shares of Common Stock
Name and Address                                   Beneficially Owned           Percent
of Beneficial Owner                              as of January 31, 1998         of Class
-------------------                              ----------------------         --------
Thomas M. Taylor & Co.                                 3,461,280                   4.5%
Portfolio C Investors, L.P.                            3,223,700                   4.2%
Thomas M. Taylor                                         151,875(1)                  *
Sid R. Bass, Inc.                                      4,147,957                   5.4%
Lee M. Bass, Inc.                                      4,147,957                   5.4%
The Bass Management Trust                              1,190,622(2)                1.5%
The Airlie Group, L.P.                                   487,500                     *
Annie R. Bass Grandson's Trust
   for Lee M. Bass                                       806,305                   1.0%
Annie R. Bass Grandson's Trust
   for Sid R. Bass                                       806,305                   1.0%
Panther City Investment Co.                            3,101,466(3)                4.0%
Thomas W. Briggs                                          25,312                     *
Michael N. Christodolou                                   15,187                     *
W. Forrest Tempel                                          5,062                     *
William P. Hallman, Jr                                   253,125(4)                  *
Peter Sterling Trusts                                     12,655                     *
Peter Sterling                                           491,060(5)                  *
Cotham Family Partners, L.P.                               7,500                     *
  (as a Group)                                        ----------
  c/o W. Robert Cotham                                22,334,868(6)               29.0%
  2600 First City Bank Tower
  Fort Worth, Texas   76102

Gary L. Mead                                           4,556,876(7)                5.6%
  112 East Pecan
  San Antonio, Texas   78205

--------------
*Less than one percent (1%)

(1) Mr. Taylor beneficially owns 151,875 shares which he presently has the right to acquire under the Company's 1984 Stock Option Plan. In addition, Mr. Taylor may be deemed to beneficially own the shares beneficially owned by Thomas M. Taylor & Co., Portfolio C Investors, L.P. and The Airlie Group, L.P. The aggregate of all of such shares which Mr. Taylor may be deemed to beneficially own is 7,324,355.

(2) Perry R. Bass, solely in his capacities as sole trustee and as one of two trustees, has sole voting and dispositive power with respect to the 1,190,622 shares owned by The Bass Management Trust.

(3) Panther City Investment, solely in its capacity as Trustee has sole voting and dispositive power with respect to 1,550,733 shares owned by The Hyatt Anne Bass Successor Trust and has sole voting and dispositive power with respect to the 1,550,733 shares owned by The Samantha Sims Bass Successor Trust.

(4) A January 3, 1998 Schedule 13D amendment provided to the Company reflects that William P. Hallman, Jr., because of his position as the trustee, also has "sole voting power" and "sole dispositive power" with respect to the following trusts listed in the table above: (i) Annie R. Bass Grandson's Trust for Sid R. Bass with respect to 806,305 shares, (ii) Annie R. Bass Grandson's Trust for Lee M. Bass with respect to 806,305 shares, (iii) Peter Sterling Trusts with respect to 12,655 shares and (iv) Matthew Kingston Cotham 1996 Trust, which is the sole general partner of Cotham Family Partners, L.P., with respect to 7,500 shares.

(5) Mr. Sterling beneficially owns 151,875 shares which he presently has the right to acquire under the Company's 1984 Stock Option Plan.

(6) Thomas M. Taylor, Sid R. Bass, Lee M. Bass and other investors, including the persons named above, have filed a Schedule 13D Statement, amended through January 3, 1998, with the Securities and Exchange Commission. The persons making the Schedule 13D filing have stated that neither the fact of such filing nor anything contained therein shall be deemed an admission by them that a "group" exists within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934.

(7) Mr. Mead has "sole voting power" and "sole dispositive power" with respect to (i) 303,750 shares which he beneficially owns, (ii) 3,290,625 shares which he presently has the right to acquire pursuant to a non-qualified stock option agreement dated March 3, 1992 (the "Mead Stock Option Agreement") and (iii) 962,501 shares which he presently has the right to acquire under the Company's 1984 Stock Option Plan. Shares acquirable pursuant to stock options include options exercisable within 60 days after January 31, 1998. Excluded from this table are the unvested portion of stock options granted in 1996 and 1997.

The information reflected for such groups or beneficial owners is based on statements and reports filed with the Securities and Exchange Commission and furnished to the Company by such groups. No independent investigation concerning the accuracy thereof has been made by the Company.

     Based upon information received upon requests from the persons concerned, each current director, each executive officer named in the Summary Compensation Table and all directors and executive officers of the Company as a group owned beneficially as of January 31, 1998, the number and percentage of outstanding shares of Common Stock of the Company indicated in the following table:

Names of Individual                    Shares Beneficially Owned
or Identity of Group                    as of January 31, 1998        Percent of Class
--------------------                    ----------------------        ----------------
Current Directors:
William H. Cunningham                         121,500(1)                       *
Gary L. Mead                                4,556,876(2)                     5.6%
William Razzouk                                22,781(3)                       *
Peter Sterling                                491,060(4)                       *
Kenneth T. Stevens                             45,567(5)                       *
Thomas M. Taylor                            7,324,355(6)                     9.5%

Other Named
Executive Officers:
Ezzat Coutry                                  125,000(7)                       *
Stephen B. Hickey                             150,000(8)                       *
John F. Schmutz                               173,499(9)                       *
Steven T. Schultz                             286,749(10)                      *

All directors and executive
officers as a group (10 persons)           13,297,387(11)                   16.1%

----------
*Less than one percent (1%)

(1) The shares shown as beneficially owned by Dr. Cunningham represent 121,500 shares which he presently has the right to acquire under the Company's 1984 Stock Option Plan. It does not include 30,375 shares he will have the right to acquire on May 23, 1998 under the Company's 1997 Equity Participation Plan.

(2) The shares shown as beneficially owned by Mr. Mead include (i) 3,290,625 shares which he presently has the right to acquire pursuant to the Mead Stock Option Agreement and (ii) 962,501 shares which he presently has the right to acquire under the Company's 1984 Stock Option Plan. Excluded from this table are the unvested portion of stock options granted in 1996 and 1997.

(3) The shares shown as beneficially owned by Mr. Razzouk represent 22,781 shares which he presently has the right to acquire under the Company's 1984 Stock Option Plan. It does not include 30,375 shares which he will have the right to acquire on May 23, 1998 under the Company's 1997 Equity Participation Plan.

(4) The shares shown as beneficially owned by Mr. Sterling include 151,875 shares which he presently has the right to acquire under the Company's 1984 Stock Option Plan. It does not include 30,375 shares which he will have the right to acquire on May 23, 1998 under the Company's 1997 Equity Participation Plan.

(5) The shares shown as beneficially owned by Mr. Stevens include 45,562 shares which he presently has the right to acquire under the Company's 1984 Stock Option Plan. It does not include 30,375 shares which he will have the right to acquire on May 23, 1998 under the Company's 1997 Equity Participation Plan.

(6) The shares shown as beneficially owned by Mr. Taylor (i) include 3,461,280 shares that Mr. Taylor may be deemed to own beneficially because of his position as the President, sole director and sole shareholder of Thomas M. Taylor & Co., (ii) 3,223,700 shares that Mr. Taylor may be deeded to own beneficially because of his position as President and sole stockholder of Trinity Capital Management, Inc., which is the sole general partner of TF Investors, L.P., which is the sole general partner of Trinity I Fund, L.P., which is the sole stockholder of Portfolio Associates, Inc., which is the sole general partner of Portfolio C. Investors, L.P., (iii) 487,500 shares that Mr. Taylor may be deemed to own beneficially because of his position as President and sole shareholder of TMT-FW, Inc., which is one of two general partners of EBD L.P., which is the sole general partner of The Airlie Group L.P., (iv) 151,875 shares which he presently has the right to acquire under the Company's 1984 Stock Option Plan. It does not include 30,375 shares he will have the right to acquire on May 23, 1998 under the Company's 1997 Equity Participation Plan.

(7) The shares shown beneficially owned by Mr. Coutry, Executive Vice President-Chief Operating Officer of the Company reflect 125,000 shares which he presently has the right to acquire under the Company's 1984 Stock Option Plan. Excluded from this table are the unvested portion of stock options granted in 1996 and 1997.

(8) The shares shown beneficially owned by Mr. Hickey, Senior Vice President-Marketing of the Company reflect 150,000 shares which he presently has the right to acquire under the Company's 1984 Stock Option Plan. Excluded from this table are the unvested portion of stock options granted in 1995 and 1997.

(9) The shares shown beneficially owned by Mr. Schmutz, Vice President-General Counsel of the Company reflect 173,499 shares which he presently has the right to acquire under the Company's 1984 Stock Option Plan. Excluded from this table are the unvested portion of stock options granted in 1996 and 1997.

(10) The shares shown beneficially owned by Mr. Schultz, Senior Vice President-Development of the Company reflect 286,749 shares which he presently has the right to acquire under the Company's 1984 Stock Option Plan. Excluded from this table are the unvested portion of stock options granted in 1996 and 1997.

(11) The holdings shown for all directors and executive officers as a group include 5,481,967 shares which the directors and executive officers have the right to acquire under the Company's 1984 Stock Option Plan, 1997 Equity Participation Plan and the Mead Stock Option Agreement. Shares acquirable pursuant to stock options, which are exercisable within sixty
     (60) days after January 31, 1998 are shown as being beneficially owned by members of each group in the above table and have been considered to be outstanding for purposes of calculating the percentage ownership of all directors and executive officers as a group.

     All directors and executive officers as a group beneficially own a total of 7,815,420 shares (10.1%) of the Company's outstanding Common Stock excluding the 5,481,967 shares referred to in note (11) above which certain directors and executive officers have the right to acquire under the Company's Stock Option Plans.

     Except as reflected in the notes to the preceding table, each person owns directly the number of shares indicated in the table and has the sole power to vote and dispose of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       The following documents are filed as part of this report:

(1)       Financial Statements

          The Combined Financial Statements of the Company appearing in Item 8 are as follows:

          Combined Balance Sheets at December 31, 1997 and 1996

          Combined Statements of Operations for the years ended December 31, 1997, 1996 and 1995

          Combined Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

          Combined Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

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

(3)       The following exhibits are filed as a part of this Report:

(2) Agreement and Plan of Merger, dated as of January 2, 1998 by and among La Quinta Inns, Inc., Meditrust Corporation and Meditrust Operating Company. (13)

(3)(a) Restated Articles of Incorporation of La Quinta Inns, Inc., dated as of May 23, 1997. (11)

(3)(b)    Amended and Restated By-Laws of La Quinta Inns, Inc. (1)

(10)(a)*  La Quinta Inns, Inc. 1984 Stock Option Plan. (2)

(10)(b)*  Amendment No. 1 to La Quinta Inns, Inc. 1984 Stock Option Plan. (3)

(10)(c)*  Amendment No. 2 to La Quinta Inns, Inc. 1984 Stock Option Plan. (4)

(10)(d)* Amended and Restated La Quinta Inns, Inc. 1984 Stock Option Plan, as of November 21, 1991. (1)

(10)(e)* First Amendment to La Quinta Inns, Inc. Amended and Restated 1984 Stock Option Plan. (12)

(10)(f)* Second Amendment to La Quinta Inns, Inc. Amended and Restated 1984 Stock Option Plan. (12)

(10)(g)* Third Amendment to La Quinta Inns, Inc. Amended and Restated 1984 Stock Option Plan. (12)

(10)(h)*  The 1997 Equity Participation Plan of La Quinta Inns, Inc. (12)

(10)(i)* First Amendment to The 1997 Equity Participation Plan of La Quinta Inns, Inc. (12)

(10)(j)* Second Amendment to The 1997 Equity Participation Plan of La Quinta Inns, Inc. (12)

(10)(k)*  Supplemental   Executive   Retirement  Plan  and  Trust  Agreement  of
          Registrant, dated April 20, 1990, by and between Registrant and Frost National Bank. (5)

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

(10)(n)* Employment Agreement, dated as of March 3, 1992, by and between Registrant and Gary L. Mead. (1)

(10)(o)* Non-Qualified Stock Option Agreement, dated as of March 3, 1992, between Registrant and Gary L. Mead. (1)

(10)(p)* Registration Rights Agreement, dated as of March 3, 1992, between Registrant and Gary L. Mead. (1)

(10)(q) Second Amended and Restated Master Covenant Agreement dated June 15, 1993. (6)

(10)(r)   Indenture   dated  May  15,  1993  Re:   $120,000,000  9  1/4%  Senior
          Subordinated Notes due 2003. (6)

(10)(s) $126,795,786.64 Credit Agreement Among La Quinta Inns, Inc. Certain lenders and NationsBank of Texas, N.A., as Administrative Lender dated June 15, 1993. (6)

(10)(t)   $241,844,955.21  Amended and Restated Credit Agreement Among La Quinta
          Inns,  Inc.  Certain  lenders  and  NationsBank  of  Texas,   N.A., as
          Administrative Lender dated January 25, 1994. (7)

(10)(u) Third Amended and Restated Master Covenant Agreement dated as of January 25, 1994. (7)

(10)(v) Fifth Amended and Restated Master Covenant Agreement dated as of September 12, 1995. (8)

(10)(w) Amended and Restated Credit Agreement (Facility A), dated as of September 12, 1995. (8)

(10)(x) Amended and Restated Credit Agreement (Facility B), dated as of September 12, 1995. (8)

(10)(y)   Indenture dated September 15, 1995 Re: Debt Securities. (8)

(10)(z) Officers' certificate defining terms of $100,000,000 7.4% Senior Notes due 2005. (9)

(10)(aa) $325,000,000 First Amended and Restated Credit Agreement among La Quinta Inns, Inc., certain lenders and NationsBank of Texas, N.A., as Administrative Lender, dated as of February 7, 1997. (10)

(10)(ab) $75,000,000 Credit Agreement among La Quinta Inns, Inc., certain lenders and NationsBank of Texas, N.A., as Administrative Lender, dated as of November 17, 1997 filed herewith.

(10)(ac) Shareholders Agreement, dated as of January 3, 1998 by and among La Quinta Inns, Inc., Meditrust Corporation, Meditrust Operating Company and the shareholders of La Quinta Inns, Inc. named on the signature pages thereto. (13)

(10)(ad) Registration Rights Agreement, dated as of January 3, 1998 by and among La Quinta Inns, Inc., Meditrust Corporation, Meditrust Operating Company and the shareholders of La Quinta Inns, Inc. named on the signature pages thereto. (13)

(10)(ae)* Restricted Stock Agreement filed herewith.

(10)(af) First Amendment to Credit Agreement among La Quinta Inns, Inc., certain lenders and NationsBank of Texas, N.A., as Administrative Lender, dated as of February 12, 1998 filed herewith.

(11)      Statement regarding computation of per share earnings filed herewith.

(12)      Computation of Ratio of Earnings to Fixed Charges filed herewith.

(21) Subsidiaries of La Quinta Inns, Inc. as of January 31, 1998 filed herewith.

(23) Consent by KPMG Peat Marwick LLP dated February 12, 1998 to incorporation by reference of their report dated January 23, 1998, except for note 17, which is as of February 12, 1998, in various Registration Statements filed herewith.

(24)      Powers of Attorney filed herewith.

(27)      Financial Data Schedule filed herewith.

-------------------
*         Indicates management compensation agreement.

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

(10) Previously filed as an exhibit to the Registrant's Registration Statement on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(11) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-32637) and incorporated herein by reference.

(12)      Previously  filed  as an  exhibit  to  the  Registrant's  Registration
          Statement on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.

(13) Previously filed as an exhibit to the Registrant's Registration Statement on Form 8-K dated as of January 3, 1998 and incorporated herein by reference.


(b)       Reports on Form 8-K.

          Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LA QUINTA INNS, INC.
                                      (Registrant)


                                       By:    /s/ Gary L. Mead
                                              ---------------------------
                                              Gary L. Mead
                                              President and Chief
                                              Executive Officer


                                              /s/ William S. McCalmont
                                              ---------------------------
                                              William S. McCalmont
                                              Senior Vice President and
                                              Chief Financial Officer

                                              /s/ Irene C. Primera
                                              ---------------------------
                                              Irene C. Primera
                                              Vice President - Controller

Date:  February 13, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

                Signature                                    Title
            /s/ GARY L. MEAD
-----------------------------------------
              Gary L. Mead                   President and Chief Executive
                                             Officer, Director (Principal
                                             Executive Officer)

        /s/ WILLIAM S. MCCALMONT
-----------------------------------------
          William S. McCalmont               Senior Vice President and Chief
                                             Financial Officer (Principal
                                             Financial Officer)

           /s/ IRENE C. PRIMERA
-----------------------------------------
             Irene C. Primera                Vice President - Controller
                                             (Principal Accounting Officer)

          /s/ THOMAS M. TAYLOR*
-----------------------------------------
            Thomas M. Taylor                 Chairman of the Board

       /s/ WILLIAM H. CUNNINGHAM*
-----------------------------------------
          William H. Cunningham              Director

          /s/ WILLIAM RAZZOUK*
-----------------------------------------
             William Razzouk                 Director

           /s/ PETER STERLING*
-----------------------------------------
             Peter Sterling                  Director

         /s/ KENNETH T. STEVENS*
-----------------------------------------
           Kenneth T. Stevens                Director

*By:   /s/ WILLIAM S. MCCALMONT
    -------------------------------------
           William S. McCalmont
              Attorney-in-Fact

Date:  February 13, 1998

                                  EXHIBIT INDEX



Exhibit
Number                         Description of Exhibit
------                         ----------------------

 (2) Agreement and Plan of Merger, dated as of January 2, 1998 by and among La Quinta Inns, Inc., Meditrust Corporation and Meditrust Operating Company. (13)

 (3)(a) Restated Articles of Incorporation of La Quinta Inns, Inc., dated as of May 23, 1997. (11)

 (3)(b)   Amended and Restated By-Laws of La Quinta Inns, Inc. (1)

(10)(a)*  La Quinta Inns, Inc. 1984 Stock Option Plan. (2)

(10)(b)*  Amendment No. 1 to La Quinta Inns, Inc. 1984 Stock Option Plan. (3)

(10)(c)*  Amendment No. 2 to La Quinta Inns, Inc. 1984 Stock Option Plan. (4)

(10)(d)* Amended and Restated La Quinta Inns, Inc. 1984 Stock Option Plan, as of November 21, 1991. (1)

(10)(e)* First Amendment to La Quinta Inns, Inc. Amended and Restated 1984 Stock Option Plan. (12)

(10)(f)* Second Amendment to La Quinta Inns, Inc. Amended and Restated 1984 Stock Option Plan. (12)

(10)(g)* Third Amendment to La Quinta Inns, Inc. Amended and Restated 1984 Stock Option Plan. (12)

(10)(h)*  The 1997 Equity Participation Plan of La Quinta Inns, Inc. (12)

(10)(i)* First Amendment to The 1997 Equity Participation Plan of La Quinta Inns, Inc. (12)

(10)(j)* Second Amendment to The 1997 Equity Participation Plan of La Quinta Inns, Inc. (12)

(10)(k)* Supplemental Executive Retirement Plan and Trust Agreement of Registrant, dated April 20, 1990, by and between Registrant and Frost National Bank. (5)

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

(10)(n)* Employment Agreement, dated as of March 3, 1992, by and between Registrant and Gary L. Mead. (1)

(10)(o)* Non-Qualified Stock Option Agreement, dated as of March 3, 1992, between Registrant and Gary L. Mead. (1)

(10)(p)* Registration Rights Agreement, dated as of March 3, 1992, between Registrant and Gary L. Mead. (1)

(10)(q) Second Amended and Restated Master Covenant Agreement dated June 15, 1993. (6)

(10)(r)   Indenture dated May 15, 1993 Re: $120,000,000 9 1/4% Senior
          Subordinated Notes due 2003. (6)

(10)(s) $126,795,786.64 Credit Agreement Among La Quinta Inns, Inc. Certain lenders and NationsBank of Texas, N.A., as Administrative Lender dated June 15, 1993. (6)

(10)(t) $241,844,955.21 Amended and Restated Credit Agreement Among La Quinta Inns, Inc. Certain lenders and NationsBank of Texas, N.A., as Administrative Lender dated January 25, 1994. (7)

(10)(u) Third Amended and Restated Master Covenant Agreement dated as of January 25, 1994. (7)

(10)(v) Fifth Amended and Restated Master Covenant Agreement dated as of September 12, 1995. (8)

(10)(w) Amended and Restated Credit Agreement (Facility A), dated as of September 12, 1995. (8)

(10)(x) Amended and Restated Credit Agreement (Facility B), dated as of September 12, 1995. (8)

(10)(y)   Indenture dated September 15, 1995 Re: Debt Securities. (8)

(10)(z) Officers' certificate defining terms of $100,000,000 7.4% Senior Notes due 2005. (9)

(10)(aa) $325,000,000 First Amended and Restated Credit Agreement among La Quinta Inns, Inc., certain lenders and NationsBank of Texas, N.A., as Administrative Lender, dated as of February 7, 1997. (10)

(10)(ab) $75,000,000 Credit Agreement among La Quinta Inns, Inc., certain lenders and NationsBank of Texas, N.A., as Administrative Lender, dated as of November 17, 1997 filed herewith.

(10)(ac) Shareholders Agreement, dated as of January 3, 1998 by and among La Quinta Inns, Inc., Meditrust Corporation, Meditrust Operating Company and the shareholders of La Quinta Inns, Inc. named on the signature pages thereto. (13)

(10)(ad) Registration Rights Agreement, dated as of January 3, 1998 by and among La Quinta Inns, Inc., Meditrust Corporation, Meditrust Operating Company and the shareholders of La Quinta Inns, Inc. named on the signature pages thereto. (13)

(10)(ae)* Restricted Stock Agreement filed herewith.

(10)(af) First Amendment to Credit Agreement among La Quinta Inns, Inc., certain lenders and NationsBank of Texas, N.A., as Administrative Lender, dated as of February 12, 1998 filed herewith.

(11)      Statement regarding computation of per share earnings filed herewith.

(12)      Computation of Ratio of Earnings to Fixed Charges filed herewith.

(21) Subsidiaries of La Quinta Inns, Inc. as of January 31, 1998 filed herewith.

(23) Consent by KPMG Peat Marwick LLP dated February 12, 1998 to incorporation by reference of their report dated January 23, 1998, except for note 17, which is as of February 12, 1998, in various Registration Statements filed herewith.

(24)      Powers of Attorney filed herewith.

(27)      Financial Data Schedule filed herewith.

---------------------
*         Indicates management compensation agreement.

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

(10) Previously filed as an exhibit to the Registrant's Registration Statement on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(11) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-32637) and incorporated herein by reference.

(12) Previously filed as an exhibit to the Registrant's Registration Statement on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.

(13) Previously filed as an exhibit to the Registrant's Registration Statement on Form 8-K dated as of January 3, 1998 and incorporated herein by reference.


(b)       Reports on Form 8-K.
              Not applicable.