Form 10-Q
period 1998-03-31
LA QUINTA INNS INC
filed 1998-05-11
CIK 278243

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998.

                                       or

|_| TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                         Commission File Number: 1-7790

                                  ------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO

                                  ------------


 Number of shares of Common Stock, $.10 par value outstanding at March 31, 1998:

                                   77,223,368


================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                              LA QUINTA INNS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                                                    March 31, 1998        December 31, 1997
                                                                                    ---------------       ------------------
ASSETS                                                                                (Unaudited)
Current assets:
  Cash and cash equivalents.....................................................   $       1,453         $       2,110

  Receivables: Trade and other (net of allowance of $145 and $191)..............          16,964                14,805
  Supplies and prepayments......................................................          17,383                14,673
  Deferred income taxes.........................................................           8,325                 9,813
                                                                                      ----------            ----------

      Total current assets......................................................          44,125                41,401
                                                                                      ----------            ----------

Notes receivable, excluding current installments................................           1,648                 1,104
Property and equipment, net ....................................................       1,523,581             1,449,215
Deferred charges and other assets, at cost less applicable amortization.........          11,119                10,304
                                                                                      ----------            ----------

   Total assets.................................................................      $1,580,473            $1,502,024
                                                                                      ==========            ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt .......................................    $     91,780          $     29,400
  Accounts payable..............................................................          79,948                73,605
  Accrued expenses..............................................................          41,822                49,521
                                                                                      ----------            ----------

     Total current liabilities..................................................         213,550               152,526
                                                                                      ----------            ----------

Long-term debt, excluding current installments..................................         869,152               872,285
Deferred income taxes, pension and other........................................          43,494                42,020
Partners' capital...............................................................           2,646                 2,667
Shareholders' equity:
  Common stock ($.10 par value per share; 200,000 shares authorized;
    85,093 and 85,007 shares issued)............................................           8,509                 8,501
  Additional paid-in capital....................................................         250,496               249,612
  Unearned officer's compensation...............................................            (948)               (1,016)
  Retained earnings.............................................................         288,607               270,462
  Treasury stock, at cost (7,870 and 7,870 shares) .............................         (95,033)              (95,033)
                                                                                      ----------            ----------

     Total shareholders' equity.................................................         451,631               432,526
                                                                                      ----------            ----------

     Total liabilities and shareholders' equity.................................      $1,580,473            $1,502,024
                                                                                      ==========            ==========




            See accompanying notes to condensed financial statements.

-----------------------------------------


                                               LA QUINTA INNS, INC.
                                        CONDENSED STATEMENTS OF OPERATIONS
                                       (in thousands, except per share data)
                                                    (unaudited)


                                                                                                       Three months ended
                                                                                                            March 31
                                                                                                     -------------------------
                                                                                                       1998             1997
                                                                                                     --------         --------
 Revenues:
    Hotel................................................................................            $131,297         $111,382
    Restaurant rental and other..........................................................               2,029            1,971
                                                                                                     --------         --------
       Total revenues....................................................................             133,326          113,353
                                                                                                     --------         --------

 Operating costs and expenses:
    Direct...............................................................................              65,959           57,346
    Corporate............................................................................               5,577            4,282
    Depreciation, amortization and asset retirements.....................................              16,823           13,693
                                                                                                     --------         --------
       Total operating costs and expenses................................................              88,359           75,321
                                                                                                     --------         --------
       Operating income..................................................................              44,967           38,032
                                                                                                     --------         --------
 Other (income) expense:
    Interest, net........................................................................              14,063           11,373
    Partners' equity in earnings.........................................................                 204              233
                                                                                                     --------         --------
       Earnings before income taxes......................................................              30,700           26,426
 Income taxes............................................................................              11,205            9,778
                                                                                                     --------         --------
       Net earnings......................................................................            $ 19,495         $ 16,648
                                                                                                     ========         ========
 Basic net earnings per share............................................................            $    .25         $    .21
                                                                                                     ========         ========
 Basic weighted average number of shares.................................................              77,171           77,590
                                                                                                     ========         ========
 Diluted net earnings per share..........................................................            $    .24         $    .21
                                                                                                     ========         ========
 Diluted weighted average number of shares outstanding...................................              79,884           80,378
                                                                                                     ========         ========



            See accompanying notes to condensed financial statements.

                              LA QUINTA INNS, INC.

                  CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)


                                         Common Stock         Treasury Stock      Additional    Unearned
                                       -----------------    ------------------     Paid-In      Officer's     Retained
                                       Shares     Amount    Shares      Amount     Capital     Compensation   Earnings      Total
                                       ------     ------    ------      ------     -------     ------------   --------      -----
Balances at December 31, 1996......    84,274     $8,427    (6,704)   $(71,914)    $240,453           --      $188,610    $365,576
  Exercise of stock options........       708         71       (10)       (214)       8,075           --            --       7,932
  Issuance of restricted stock
    and stock options..............        25          3        --          --        1,084       (1,084)           --           3
  Purchase of treasury stock.......        --         --    (1,156)    (22,905)          --           --            --     (22,905)
  Dividends paid...................        --         --        --          --           --           --        (5,414)     (5,414)
  Amortization of unearned
     officer's compensation........        --         --        --          --           --           68            --          68
  Net earnings.....................        --         --        --          --           --           --        87,266      87,266
                                       ------     ------    ------    --------    ---------     --------     ---------   ---------
Balances at December 31, 1997          85,007      8,501    (7,870)    (95,033)     249,612       (1,016)      270,462     432,526
  Exercise of stock options........        86          8        --          --          884           --            --         892
  Dividends paid...................        --         --        --          --           --           --        (1,350)     (1,350)
  Amortization of unearned
     officer's compensation........        --         --        --          --           --           68            --         68
  Net earnings.....................        --         --        --          --           --           --        19,495     19,495
                                       ------     ------    ------    --------    ---------     --------     ---------   ---------
Balance at March 31, 1998..........    85,093     $8,509    (7,870)   $(95,033)    $250,496      $  (948)     $288,607   $451,631
                                       ======     ======    ======    ========    =========     ========     =========   =========



            See accompanying notes to condensed financial statements.

-----------------------------------------

                              LA QUINTA INNS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                                      Three months ended
                                                                                                           March 31
                                                                                               ---------------------------------
                                                                                                 1998                    1997
                                                                                               ---------               ---------
Cash flows from operating activities:
   Net earnings......................................................................          $  19,495              $   16,648
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Non-cash items:
           Depreciation, amortization and asset retirements..........................             16,823                  13,693
           Amortization of unearned officer's compensation...........................                 68                      --
           Partners' equity in earnings..............................................                204                     233
      Changes in operating assets and liabilities:
         Receivables.................................................................             (3,556)                 (2,513)
         Income taxes................................................................              9,922                   9,003
         Supplies and prepayments....................................................             (2,870)                   (597)
         Accounts payable and accrued expenses.......................................             (5,210)                 (5,152)
         Deferred charges and other assets...........................................             (1,246)                   (332)
         Deferred credits and other..................................................              1,474                   2,883
                                                                                               ---------               ---------
             Net cash provided by operating activities...............................             35,104                  33,866
                                                                                               ---------               ---------
Cash flows from investing activities:
   Construction, purchase and conversion of inns.....................................            (72,754)                (57,642)
   Other capital expenditures........................................................            (20,820)                (54,946)
   Proceeds from property transactions...............................................              1,600                      --
                                                                                               ---------               ---------
             Net cash used by investing activities...................................            (91,974)               (112,588)
                                                                                               ---------               ---------
Cash flows from financing activities:
   Proceeds from line of credit and long-term borrowings.............................            239,250                 516,347
   Principal payments on line of credit and long-term borrowings.....................           (181,923)               (430,473)
   Capital distributions to partners.................................................               (225)                   (214)
   Dividends to shareholders.........................................................             (1,350)                 (1,358)
   Purchase of treasury stock........................................................                 --                  (6,582)
   Net proceeds from stock transactions..............................................                461                     379
                                                                                               ---------               ---------
             Net cash provided by financing activities...............................             56,213                  78,099
                                                                                               ---------               ---------
Decrease in cash and cash equivalents................................................               (657)                   (623)
Cash and cash equivalents at beginning of period.....................................              2,110                   1,508
                                                                                               ---------               ---------
Cash and cash equivalents at end of period...........................................          $   1,453               $     885
                                                                                               =========               =========
Supplemental disclosure of cash flow information:
Interest paid........................................................................             20,068                  14,323
Income tax paid......................................................................                253                     221
Income tax refunds...................................................................                  7                   2,567
Supplemental schedule of non-cash investing and financing activities:
Note issued in purchase of partner's equity interest.................................                 --              $    2,500
Tax benefit from stock options exercised.............................................                431                     220



            See accompanying notes to condensed financial statements.

-----------------------------------------

                              LA QUINTA INNS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

(1)      Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 1997 Annual Report on Form 10-K.

Accounting Pronouncement
------------------------

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in its fiscal quarter ended March 31, 1998. The effect of adopting the requirements of this statement had no impact on previously reported net earnings. There were no items of other comprehensive income/loss to report for the three month periods ended March 31, 1998 and March 31, 1997. There were no accumulated balances of other comprehensive income/loss at March 31, 1998 and December 31, 1997.

(2)      Property and Equipment

         At March 31, 1998 and December 31, 1997, property and equipment consisted of the following:


                                                                     March 31, 1998      December 31, 1997
                                                                     ---------------     ------------------
         Buildings.................................................     $1,245,997            $1,172,119
         Furniture, fixtures and equipment.........................        215,366               197,453
         Land and leasehold improvements...........................        214,676               206,039
         Construction in progress..................................        207,725               209,346
                                                                        ----------            ----------
           Total property and equipment............................      1,883,764             1,784,957
         Less accumulated depreciation and amortization............        360,183               335,742
                                                                        ----------            ----------
           Net property and equipment..............................     $1,523,581            $1,449,215
                                                                        ==========            ==========


(3)      Shareholders' Equity

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


                                                                      March 31, 1998        March 31, 1997
                                                                     ----------------     ----------------
 Net earnings available to shareholders..................                $19,495               $16,648
                                                                         =======               =======
Basic weighted average number of shares
   outstanding...........................................                 77,171                77,590
Dilutive effect of stock options.........................                  2,713                 2,788
                                                                         -------              -------
Diluted weighted average number of shares
   outstanding...........................................                 79,884                80,378
                                                                         =======               =======
 Basic earnings per share ...............................                $   .25               $   .21
 Diluted earnings per share..............................                $   .24               $   .21

(4)      Accounts Payable and Accrued Expenses

         At March 31, 1998 and December 31, 1997, accounts payable and accrued expenses consisted of the following:


                                                             March 31, 1998      December 31, 1997
                                                             --------------     -------------------
         Accounts payable:
           Construction..............................            $37,830              $40,059
           Trade.....................................             18,753               16,224
           Cash overdrafts...........................              9,445               11,405
           Income taxes..............................             12,917                4,914
           Other.....................................              1,003                1,003
                                                                 -------               ------
                                                                 $79,948              $73,605
                                                                 =======               ======

         Accrued expenses:
           Payroll and employee benefits.............            $20,733              $22,282
           Interest..................................              8,941               11,676
           Property taxes............................              8,999               12,485
           Other.....................................              3,149                3,078
                                                                 -------               ------
                                                                 $41,822              $49,521
                                                                 =======               ======



(5)      Long-Term Debt

         On February 12, 1998, the Company amended its $75 million Bank Unsecured Line of Credit. The amendment increased the Bank Unsecured Line of Credit to $125 million, extended its term to July 1998 and increased the applicable margin over LIBOR to 50 basis points.

         During 1997, the Company entered into two forward interest rate agreements in anticipation of future debt issuance related to retirement of existing debt. In May 1998 the terms of the agreements were amended to extend the termination date from May 15, 1998 to June 30, 1998 and to modify the fixed rate of interest from 6.44% to 6.46% for $120,000,000 of debt.

(6)        Supplemental Retirement Plan and Trust

         The Company maintains a trust account intended for use in settling benefits due under the Supplemental Retirement Plan and Trust ("SERP") which covers a select group of management employees. As a result of the execution of the Merger Agreement (as further described in note 8), a "Potential Change in Control", as defined in the SERP document, occurred. This event required the Company to make a contribution to the trust sufficient to meet funding obligations as described in the SERP document within 90 days of signing the Merger Agreement. On April 3, 1998, La Quinta deposited $2,520,000 into the trust account to meet the initial funding requirement defined under the provisions of the SERP document.

 (7)        Contingencies

         In January 1998, two lawsuits purporting to be class actions were filed in the District Court of Bexar County, Texas on behalf of shareholders of La Quinta against La Quinta, certain directors and officers of La Quinta, and Meditrust. In April 1998 the two lawsuits were consolidated under the caption Robbins and Brody v. Razzouk, et al., No. 98CI-00192 (the "Action") and an amended petition was filed adding as defendants Merrill Lynch and certain individuals and entities allegedly controlled by or associated with the Bass family (collectively with the previously named defendants, the "Defendants"). The amended petition in the Action alleges, among other things, that certain Defendants (other than Meditrust and Merrill Lynch) have breached their fiduciary duties to La Quinta shareholders by agreeing in the Merger Agreement to merger consideration which is "grossly inadequate," by failing to solicit competing bids or to provide a "market check," by failing to conduct a full and thorough investigation, by failing to make adequate public disclosure regarding the transaction, and by making allegedly false and misleading statements to La Quinta shareholders in connection with the Joint Proxy Statement/Prospectus. The amended petition also alleges that the directors of La Quinta and Merrill Lynch, as financial adviser to La Quinta, have conflicts of interest based on dealings with Meditrust and that the recommendation to La Quinta's shareholders by the directors of La Quinta and the fairness opinion by Merrill Lynch are tainted by such conflicts. The petition alleges that Meditrust and Merrill Lynch aided and abetted the alleged breaches of duty by the other Defendants, and that Merrill Lynch acted negligently in rendering advice to La Quinta's Board of Directors. The petition also alleges that certain option payments and/or alleged special treatment of certain defendants in connection with such options violate Article
2.12 of the Texas Business Corporation Act by providing extra compensation and/or special treatment for such defendants in connection with shares of La Quinta stock. The petition in the Action seeks, among other things: (i) a declaration that Defendants have breached their fiduciary duties to members of the alleged class; (ii) a declaration that the proposed transaction is a legal nullity; (iii) an order preliminarily and permanently enjoining consummation of the proposed transaction; (iv) if the proposed transaction is consummated, an order to rescind it; (vi) the award of compensatory damages; and (v) the award of costs, disbursements and attorneys' fees.

         The Company is party to various other lawsuits and claims generally incidental to its business. The ultimate disposition of these other lawsuits and claims is not expected to have a material adverse effect on the Company's financial position or results of operations.

(8)         Merger Agreement

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         -----------------------------------------------------------------

         The following discussion and analysis addresses the results of operations for the three month periods ended March 31, 1998 (the "1998 Three Months") and March 31, 1997 (the "1997 Three Months").

         The Company's financial statements include the accounts of the Company's wholly-owned subsidiaries and a 50% owned unincorporated partnership and a 60% owned unincorporated joint venture over which the Company exercises substantial legal, financial and operational control.

         La Quinta's strategy is to continue its growth as a high quality provider in the mid-priced segment of the hotel industry, focusing on enhancing revenues, cash flow and profitability. The Company's unit growth program is based primarily on the construction of new Inn & Suites hotels. The Company anticipates having a total of 65-70 new Inn & Suites hotels open by the end of 1998, including a total of 41 which were open by May 11, 1998. At May 11, 1998, the Company owned and operated 233 hotels and 41 Inn & Suites hotels with a combined total of over 35,000 rooms.

         The 1998 Three Months Compared to the 1997 Three Months

         Total revenues increased to $133,326,000 in the 1998 Three Months from $113,353,000 in the 1997 Three Months, an increase of $19,973,000, or 17.6%. Of the total revenues reported in the 1998 Three Months, 98.5% were revenues from hotels and 1.5% were revenues from restaurant rentals and other revenues.

         Hotel revenues are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, vending and movie commissions, banquet revenues and laundry services. Hotel revenues improved to $131,297,000 in the 1998 Three Months from $111,382,000 in the 1997 Three Months, an increase of $19,915,000 or 17.9%. The improvement in hotel revenues reflects an increase in the average daily room rate ("ADR") and a slight increase in occupancy percentage along with the revenues associated with the opening of new Inn & Suites hotels. ADR increased to $60.92 in the 1998 Three Months from $56.65 in the 1997 Three Months, an increase of $4.27, or 7.5%. Occupancy percentage increased to 66.6% in the 1998 Three Months from 65.4% in the 1997 Three Months. Revenue per available room ("REVPAR," which is the product of occupancy percentage and ADR) increased to $40.54 in the 1998 Three Months from $37.06 in the 1997 Three Months.

         Restaurant rental and other revenues primarily include rental payments from restaurant buildings owned by La Quinta and leased to and operated by third parties. Restaurant rental and other revenues increased to $2,029,000 in the 1998 Three Months from $1,971,000 in the 1997 Three Months, an increase of $58,000.

         Direct expenses include costs directly associated with the operation of hotels. In the 1998 Three Months approximately 39.2% of direct expenses were represented by salaries, wages and related costs. Other major categories of direct expenses include utilities, property taxes, continental breakfast, room supplies and repairs and maintenance. Direct expenses increased to $65,959,000 ($31.82 per occupied room) in the 1998 Three Months from $57,346,000 ($30.45 per occupied room) in the 1997 Three Months, an increase of $8,613,000, or 15.0%. The increase in direct expenses period over period is primarily attributable to the growth in number of inns. As a percentage of total revenues, direct expenses decreased to 49.5% in the 1998 Three Months from 50.6% in the 1997 Three Months.

         Corporate expenses include the costs of general management, office rent, training and field supervision of hotel managers and other marketing and administrative expenses. Corporate expenses increased to $5,577,000 ($1.79 per available room) in the 1998 Three Months from $4,282,000 ($1.49 per available room) in the 1997 Three Months.

         Depreciation, amortization and asset retirements increased to $16,823,000 in the 1998 Three Months from $13,693,000 in the 1997 Three Months, an increase of $3,130,000, or 22.9%. This increase is primarily attributable to the opening of new Inn & Suites hotels and increased depreciation from asset additions related to the Gold Medal rooms program.

         As a result of the above, operating income increased to $44,967,000 in the 1998 Three Months from $38,032,000 in the 1997 Three Months, an ncrease of $6,935,000, or 18.2%.

         Interest, net increased to $14,063,000 in the 1998 Three Months compared to $11,373,000 in the 1997 Three Months. The increase in interest, net is primarily attributable to an increase in borrowings on long-term debt and the effective interest rate and is partially offset by an increase in capitalized interest. Interest, net reflects capitalized interest of $3,204,000 in the 1998 Three Months compared to $2,120,000 in the 1997 Three Months. The increase in capitalized interest period over period is primarily due to the construction of new Inn & Suites hotels.

         Partners' equity in earnings reflects the interest of partners in the earnings of a 50% owned unincorporated partnership and a 60% owned unincorporated joint venture which are controlled by the Company. Partners' equity in earnings decreased to $204,000 in the 1998 Three Months from $233,000 in the 1997 Three Months, a decrease of $29,000.

         Income taxes for the 1998 Three Months were calculated using an effective income tax rate of 36.5% compared to an effective income tax rate of 37.0% in 1997 Three Months.

         For the reasons discussed above, net earnings increased to $19,495,000 in the 1998 Three Months from $16,648,000 in the 1997 Three Months, an increase of $2,847,000, or 17.1%.

Analysis of Cash Flows
----------------------

         On February 12, 1998, the Company amended its $75 million Bank Unsecured Line of Credit. The amendment increased the Bank Unsecured Line of Credit to $125 million, extended its term to July 1998 and increased the applicable margin over LIBOR to 50 basis points.

         On March 31, 1998, the Company had a $325 million Unsecured Line of Credit with a consortium of banks and a $125 million Bank Unsecured Line of Credit (together, "the Unsecured Credit Facilities"). The $325 million Unsecured Line of Credit matures February 2002. At March 31, 1998, the Company had $52,694,000 available on its Unsecured Credit Facilities, net of $1,306,000 of letters of credit collateralizing certain mortgages. The Unsecured Credit Facilities bear interest at the prime rate or LIBOR, adjusted for an applicable margin, as defined in the related credit agreements. The applicable margin is determined quarterly based upon predetermined levels of cash flow to indebtedness or credit ratings received by specified credit rating agencies, as defined in the related credit agreements. At March 31, 1998, borrowings under the Unsecured Credit Facilities bear interest at LIBOR plus 33.75 basis points on $315,000,000 of outstanding borrowings and LIBOR plus 50 basis points on $81,000,000 of outstanding borrowings. The $325 million Unsecured Line of Credit requires a facility fee of 18.75 basis points on the average amount of the commitment.

         At March 31, 1998 the Company has an effective registration statement under which the Company is allowed to issue up to $300,000,000 principal amount of Debt securities. The Company has not issued any Debt Securities under this registration statement.

         At March 31, 1998, the Company had $1,453,000 of cash and cash equivalents compared with $885,000 at March 31, 1997.

         Net cash provided by operating activities increased to $35,104,000 at March 31, 1998 from $33,866,000 at March 31, 1997, an increase of $1,238,000, or
3.7%. The increase is primarily the result of an improvement in REVPAR of 9.4% in the 1998 Three Months compared to the 1997 Three Months.

         Net cash used by investing activities decreased by $20,614,000 from March 31,1997 to March 31, 1998, primarily due to a decrease in capital expenditures for the Company's Gold Medal rooms program which was completed in 1997.

         Net cash provided by financing activities decreased by $21,886,000 to $56,213,000 at March 31, 1998. Net borrowings decreased to $57,327,000 for the quarter ended March 31, 1998 compared to $85,874,000 for the quarter ended March 31, 1997. The net decrease is primarily the result of completion of the Gold Medal rooms program. Net cash provided by financing activities was also reduced by $6,582,000 in the 1997 Three Months as a result of the purchase of treasury stock.

         EBITDA increased to $61,790,000 during the first quarter of 1998, an increase of 19.5% over the first quarter of 1997. EBITDA is defined as earnings before net interest expense, income taxes, depreciation, amortization and asset retirements, and partners' equity in earnings. The Company considers this definition of EBITDA to be an indicative measure of the Company's operating performance because it can be used to measure the Company's abilities to service debt, fund capital expenditures and expand its business; such information should not be considered as an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity measure prescribed by generally accepted accounting principles.

         Additional capital expenditures planned by La Quinta for the remainder of 1998 focus on the construction of new Inn & Suites hotels. The estimated cost to complete these projects for which commitments have been made is approximately $190 million at March 31, 1998. Funds on hand, anticipated future cash flows, and amounts available on the Company's Unsecured Credit Facility as may be increased from time to time and its $300,000,000 shelf registration are expected to be sufficient to complete these projects. The company will evaluate from time to time the appropriateness of other financing alternatives.

Accounting Pronouncement
------------------------

         The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" in its fiscal quarter ended March 31, 1998. The effect of adopting the requirements of this statement had no impact on previously reported net earnings.

Year 2000
---------

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

Private Securities Litigation Reform Act
----------------------------------------

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains information that is forward-looking, such as the timing and cost of the inn construction, anticipated capital requirements and the results of legal proceedings. Such forward-looking information involves risks and uncertainties that could significantly affect expected results. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, the pricing and availability of construction materials, and changes in the competitive environment in which the Company operates. Further discussions of these and additional factors which may cause expected results to differ from actual results are included in the Company's Annual Report on Form 10-K filed on February 13, 1998 with the Securities and Exchange Commission.

                     Independent Accountants' Review Report
                     --------------------------------------




The Board of Directors
La Quinta Inns, Inc.:

We have reviewed the condensed balance sheet of La Quinta Inns, Inc. as of March 31, 1998, and the related condensed statements of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. These condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of La Quinta Inns, Inc. as of December 31, 1997 and the related statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 23, 1998, except for note 17, which is as of February 12, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                                           KPMG Peat Marwick LLP




San Antonio, Texas
May 4, 1998

                           Part II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

         In January 1998, two lawsuits purporting to be class actions were filed in the District Court of Bexar County, Texas on behalf of shareholders of La Quinta against La Quinta, certain directors and officers of La Quinta, and Meditrust. In April 1998 the two lawsuits were consolidated under the caption Robbins and Brody v. Razzouk, et al., No. 98CI-00192 (the "Action") and an amended petition was filed adding as defendants Merrill Lynch and certain individuals and entities allegedly controlled by or associated with the Bass family (collectively with the previously named defendants, the "Defendants"). The amended petition in the Action alleges, among other things, that certain Defendants (other than Meditrust and Merrill Lynch) have breached their fiduciary duties to La Quinta shareholders by agreeing in the Merger Agreement to merger consideration which is "grossly inadequate," by failing to solicit competing bids or to provide a "market check," by failing to conduct a full and thorough investigation, by failing to make adequate public disclosure regarding the transaction, and by making allegedly false and misleading statements to La Quinta shareholders in connection with the Joint Proxy Statement/Prospectus. The amended petition also alleges that the directors of La Quinta and Merrill Lynch, as financial adviser to La Quinta, have conflicts of interest based on dealings with Meditrust and that the recommendation to La Quinta's shareholders by the directors of La Quinta and the fairness opinion by Merrill Lynch are tainted by such conflicts. The petition alleges that Meditrust and Merrill Lynch aided and abetted the alleged breaches of duty by the other Defendants, and that Merrill Lynch acted negligently in rendering advice to La Quinta's Board of Directors. The petition also alleges that certain option payments and/or alleged special treatment of certain defendants in connection with such options violate Article
2.12 of the Texas Business Corporation Act by providing extra compensation and/or special treatment for such defendants in connection with shares of La Quinta stock. The petition in the Action seeks, among other things: (i) a declaration that Defendants have breached their fiduciary duties to members of the alleged class; (ii) a declaration that the proposed transaction is a legal nullity; (iii) an order preliminarily and permanently enjoining consummation of the proposed transaction; (iv) if the proposed transaction is consummated, an order to rescind it; (vi) the award of compensatory damages; and (v) the award of costs, disbursements and attorneys' fees.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)        Exhibits
           --------

           A list of all exhibits filed or included as part of this Quarterly Report on Form 10-Q is as follows:

           Exhibits      Descriptions

           12 Computation of Ratio of Earnings to Fixed Charges filed herewith.

           15 Letter from KPMG Peat Marwick LLP dated May 11, 1998 filed herewith.

           27            Financial Data Schedule filed herewith.

           27.1          Financial Data Schedule filed herewith.


(b)        Reports on Form 8-K
           -------------------

           Registrant filed one current report on Form 8-K, dated January 8, 1998, with the Securities Exchange Commission, which provided under
           Item 5 a description of La Quinta's pending merger agreement with Meditrust Corporation and Meditrust Operating Company and under Item 7 the Agreement and Plan of Merger dated January 3, 1998, the Shareholders Agreement dated January 3, 1998, the Registration Rights Agreement dated January 3, 1998 and a press release dated January 4, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              LA QUINTA INNS, INC.
                                              (Registrant)



May 11, 1998                                  By:  /S/ William S. McCalmont
                                              ---------------------------------
                                              William S. McCalmont
                                              Senior Vice President
                                              Chief Financial Officer



May 11, 1998                                  By:  /S/ Irene C. Primera
                                              ---------------------------------
                                              Irene C. Primera
                                              Vice President - Controller